Form 10-K405
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1995-03-31
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE) -

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 33-20018



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  IN RESPECT OF

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          New Jersey                                       22-2426091
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)




              213 Washington Street, Newark, New Jersey 07102-2992
             --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (201) 802-6000
             --------------------------------------------------------
              (Registrant's Telephone Number, including area code)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                      YES  X   NO
                                                                   ---     ---

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX
Item                                                                       Page
 No.                                                                        No.

----                                                                       ----

          Cover Page                                                       -

          Index                                                            2

PART I

     1.   Business                                                         3

     2.   Properties                                                       4

     3.   Legal Proceedings                                                5

     4.   Submission of Matters to a Vote of Security Holders              5

PART II

     5.   Market for the Registrant's Interests and Related
           Security Holder Matters                                         6

     6.   Selected Financial Data                                          6

     7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7

     8.   Financial Statements and Supplementary Data                      15

     9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        15

PART III

     10.  Directors and Executive Officers of Pruco Life of New Jersey     16

     11.  Executive Compensation                                           17

     12.  Security Ownership of Certain Beneficial Owners and Management   17

     13.  Certain Relationships and Related Transactions                   18

PART IV

     14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  19

          Exhibit Index                                                    19

          Signatures                                                       22

                                     PART I


ITEM 1.  BUSINESS

Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account"), the Registrant, was established on October 30, 1987 by Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"), as a separate investment account, pursuant to New Jersey law. The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the "Contracts") issued by Pruco Life of New Jersey.

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through agreement among The Prudential Insurance Company of America , Pruco Life Insurance Company, and Pruco Life of New Jersey, to provide a means for assets allocated to the real property option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments will be direct ownership interests in income-producing real estate, such as office buildings, agricultural land, shopping centers, hotels, apartments, or industrial properties. From 10% to 15% of the Partnership's assets generally will be invested in short-term or intermediate-term marketable debt instruments. The remainder of the Partnership's assets may be invested in other types of real estate-related investments, including conventional, non-participating mortgage loans.

The Partnership's investments will be maintained so as to meet the diversification requirements set forth in Treasury Regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts.

For information regarding the Partnership's investments, operations, and other significant events, see Item 2, Properties, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES

The Partnership owns the following properties.

WAREHOUSE FACILITY IN AZUSA, CALIFORNIA
This facility consists of three one-story warehouse buildings in Azusa, California, approximately 20 miles east of downtown Los Angeles. The buildings were constructed in 1986. They contain approximately 432,000 rentable square feet which were 100% leased to four tenants at December 31, 1994.

OFFICE FACILITY IN LISLE, ILLINOIS
The property is a four-story office building on 5.6 acres of land. It was constructed in 1985 and contains approximately 102,000 square feet of leasable space. R.R. Donnelley & Sons Company currently leases the entire building under a renewable lease expiring in 1997. The facility is located at 750 Warrenville Road in the Corporetum Office Park in Lisle, Illinois. Corporetum Office Park is a 75 acre planned office development located 25 miles west of downtown Chicago.

APARTMENT COMPLEX IN ATLANTA, GEORGIA
Brookwood Valley Apartments is a garden apartment complex located approximately 3 miles north of downtown Atlanta. It consists of eight three-story buildings containing a total of 240 units. Construction of the 7.1 acre site was completed in 1987. At December 31, 1994 the property was 97% occupied.

WAREHOUSE FACILITY IN POMONA, CALIFORNIA
The Partnership owns a leasehold estate in six industrial buildings on approximately 28 acres in Pomona, California. The site is approximately 30 miles east of downtown Los Angeles. The buildings were constructed between 1982 and 1984 and contain approximately 531,000 square feet of leasable space. The property was 83% occupied by six tenants at December 31, 1994.

Land under the leasehold estate was capitalized upon the assignment of a ground lease from the previous owner. The lease term extends until November 2078 with no renewal options. The annual ground lease payments are $250,000 through November 1994, and, for each ten year increment thereafter, are subject to increase by 50% of the increase in the Consumer Price Index during the previous period. For 1995, the annual ground lease payment will increase $126,450 to $376,450. The ground lease agreement contains a purchase option from November 1994 to November 1997 at a fixed price of $4,000,000.

SHOPPING CENTER IN ROSWELL, GEORGIA
King's Market shopping center was constructed in 1988. It is located approximately 22 miles north of downtown Atlanta on a 30 acre site. It contains approximately 301,700 square feet of rentable space. At December 31, 1994 it was 99% occupied by 31 tenants.

OFFICE FACILITY IN MORRISTOWN, NEW JERSEY
This four-story suburban office building was constructed in 1981 and contains 85,000 rentable square feet. It is located on a 5.1 acre site, approximately 30 miles west of New York City. At December 31, 1994 it was 93% leased to 13 tenants.

WAREHOUSE FACILITY IN BOLINGBROOK, ILLINOIS
This single-story warehouse was completed in 1989. It contains 224,640 rentable square feet. It is located approximately 20 miles southwest of downtown Chicago. The entire facility is leased to the Gillette Company under a lease expiring in October, 2000.

APARTMENT COMPLEX IN FARMINGTON HILLS, MICHIGAN
Indian Creek Apartments consists of fifteen two-story buildings containing 156 two-bedroom and 40 one- bedroom units. It was constructed in 1988 and is located approximately 20 miles northwest of Detroit. At December 31, 1994, the property was 99% occupied.

OFFICE PARK IN FLINT, MICHIGAN
This investment consists of twelve single-story buildings located in an office park in Flint, Michigan. The property contains 113,393 rentable square feet. It is currently 89% occupied by 50 tenants.

The property was obtained by the Partnership on July 1, 1994 through foreclosure on the mortgage loan made to Oak Creek Associates. The Partnership took title to the property at the end of the redemption period on January 3, 1995. During this period, the Partnership received all income generated by the property.

WAREHOUSE FACILITIES
The Partnership owns a 50% interest in four single-story warehouse/distribution buildings located in Jacksonville, Fl. The remaining 50% is owned by The Prudential and one of its subsidiaries. The buildings contain approximately 502,000 rentable square feet and were 92% occupied at December 31, 1994. Associated Unit Companies or its affiliates lease approximately 328,000 square feet, Angelo Brothers leases approximately 84,000 square feet and Biaggi Brothers signed a two year lease for 90,000 square feet, effective February 1995, which would bring the occupancy of the four warehouses to 100%.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER
MATTERS

Owners of the Contracts may participate by allocating all or part of the net premiums or purchase payments to the Real Property Account. Contract values will vary with the performance of the Real Property Account's investments through the Partnership. Participating interests in the Real Property Account are not traded in any public market, thus a discussion of market information is not relevant.

As of March 1, 1995, there were approximately 5,011 Contract owners of record investing in the Real Property Account.


ITEM 6.  SELECTED FINANCIAL DATA


                                                                         YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------------


                                                                                                                         1990
                                                                                                                       As Adjusted
                                                      1994              1993            1992             1991          (Note 2A) *
                                                     ------            ------          ------           ------         -----------
RESULTS OF OPERATIONS:

Net Investment Income                              $  438,732       $  404,853       $  374,839      $   372,406       $  351,120
Net Gain/(Loss) on Investment
 in Partnership                                    $   57,089       $  (77,985)      $ (559,697)     $  (371,980)      $   75,443
                                                   ----------       -----------      -----------     ------------      ----------

Net Increase/(Decrease) in Net Assets
 Resulting From Operations                         $  495,821       $  326,868       $ (184,858)      $      426       $  275,677
                                                   ----------       ----------       -----------      ----------       ----------
                                                   ----------       ----------       -----------      ----------       ----------
Financial Position:

                                                                                     December 31,
                                                   -----------------------------------------------------------------------------
                                                      1994              1993            1992             1991            1990
                                                   ----------        ----------      ----------       ----------      ----------
Total Assets                                       $ 6,851,923       $ 6,320,579     $ 5,957,741      $ 6,184,797     $ 6,099,932
Total Equity                                       $ 6,851,923       $ 6,320,579     $ 5,957,741      $ 6,184,797     $ 6,099,932



* December 31, 1990's financial statements were restated due to a change in accounting policy in 1991. See Note 2A in the Notes to the Financial Statements of the Pruco Life of New Jersey Variable Contract Real Property Account.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account") are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey.

(a) Liquidity and Capital Resources

At December 31, 1994, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totalled $48,917,436. This is an increase of $23,086,195 from liquid assets at December 31, 1993 of $25,831,241. The increase is due primarily to the sale of the Partnership's 50% interest in seven warehouses for approximately $19,020,000 and the receipt of $3,513,704 in cash upon the maturing of the Lincoln, NE mortgage loan. Sources of liquidity also include net cash flow from property operations and interest from short-term investments.

The Partnership has established a $10 million annually renewable unsecured revolving line of credit with First Fidelity Bank National Association to be drawn upon as needed for potential liquidity needs. As of December 31, 1994, no drawdowns had occurred. Management does not anticipate the need to draw upon this resource in the near future. In addition, The Prudential has also committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $51.6 million as of December 31, 1994.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity, however its investment policy allows up to 30% investment in cash and short-term obligations. At December 31, 1994, 26.7% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. The Partnership has retained a portion of the cash generated by operations as well as from the sale of properties and the maturing of the mortgage loans in 1994 pending anticipated reinvestment of these funds. The Partnership has entered into a commitment to acquire an apartment property for up to $16 million during 1995. This acquisition will be funded from cash held by the Partnership.

During 1994, the partners withdrew $11.0 million. Withdrawals may be made during 1995 based upon the percentage of assets invested in short-term obligations and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At December 31, 1994, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cashflow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

The Partnership's two mortgage loans receivable matured in May 1994. The mortgagor on the Lincoln, NE loan paid the full amount due of $3,513,704. As previously reported, the mortgagor on the Flint, MI loan notified the Partnership that it would not make any of the payments due in 1994 on the loan. These payments totalled $8,094,271 including principal and interest. On July 1, 1994, the Partnership foreclosed on the property under a voluntary conveyance from the mortgagor. The Partnership took title to the property on January 3, 1995 upon expiration of the redemption period. Upon foreclosure, the Partnership received approximately $400,000 from the mortgagor representing operating cash flow from the property for the first six months of 1994. This amount was applied against the amount due from the mortgagor.

The Partnership received the cash flow generated by the property's operation during the redemption period. This totalled approximately $375,000 and is included with cash provided by operating activities in the statement of cash flows.

During 1994, the Partnership expended approximately $1,173,000 in capital expenditures, of which approximately $838,000 was for tenant alterations and leasing commissions. Approximately $427,000 in tenant improvements and leasing commissions was spent at the Azusa, CA warehouse related to a new tenant, Best Buy. This is the first installment of such costs related to this tenant. Approximately $214,000 was expended at the Pomona, CA warehouse related to the expansion of space by Ashley Furniture (approximately $114,000), a new tenant, JB Engineering (approximately $72,000), and a lease renewal by Performance Engineered (nearly $28,000). Approximately $164,000 was expended at the Bolingbrook, IL warehouse for the extension of Gillette's lease.

Other major capital expenditures in 1994 included approximately $118,000 for HVAC upgrades, installation of an energy management system and expenditures related to the Americans with Disabilities Act at the Morristown, NJ office center; approximately $51,000 for improvements in the flooring at the Bolingbrook warehouse and approximately $103,000 for exterior improvements, signage and landscaping at the Pomona and Azusa, CA warehouses, the Farmington Hills, MI apartments and the Morristown office building. An additional $54,000 was expended at the Partnership's apartment complexes for various projects including remodeling the clubhouse and model apartments.

Previously, the Partnership reported that it expected to exercise its option to purchase the land on which the Pomona warehouse is located during the fourth quarter of 1994 for $4,000,000. However, after comparing the option price of the land to the additional benefits that the Partnership may receive from owning the land rather than leasing it, the Partnership decided not to exercise the option at the present time. The option is available until November 1997. The Partnership will continue to evaluate the relevant factors during the option period before deciding whether to exercise the option.

Projected capital expenditures for 1995 total approximately $1,319,000. Of this, approximately $1,089,000 consists of leasing commission and tenant alterations. The largest of these is the final installment of costs related to the lease with Best Buy at the Azusa property ($300,000). At the Morristown office building, Kodak is expected to sign a new lease for which approximately $142,000 in tenant improvements and leasing commissions are anticipated. Kodak has been occupying their space on a month-to-month basis since their lease expired in 1994. An additional $284,000 in tenant improvements and commissions are projected for Morristown in 1995 as well as $202,000 for Pomona, $131,000 for the Unit warehouses and $30,000 for the Roswell, GA shopping center. Except for the Best Buy lease, all of these projected expenditures relate to prospective leases. The actual amount of such expenditures will depend on the number of new leases signed, the needs of the particular tenants and the timing of lease executions.

Other major capital projects planned for 1995 include $57,000 for fencing and entrance gates at the Azusa warehouse and Atlanta, GA apartments; $51,000 for sprinklers, electric transformers and climate control units at Morristown; $45,000 for exterior lighting at the Lisle, IL office building; $44,000 for irrigation and drainage upgrades and landscaping at Farmington Hills, Bolingbrook and the four Jacksonville, FL warehouses (the Unit warehouses) and approximately $33,000 for smaller projects among the various properties including improvements to common areas and carpet replacements at the apartments.

Neither of the Partnership's California properties, which are covered by earthquake insurance, suffered damage in the January 1994 Los Angeles earthquake.

The Partnership has entered into a commitment to purchase a garden apartment complex currently under construction in Raleigh, NC. The property consists of fourteen two and three-story buildings with a total of 250 units. The property is expected to be completed in June 1995. The initial funding will be approximately $14 million. A second funding will be made during 1995 based upon the property's achieving certain income and occupancy levels. The maximum amount of the second funding is $1,950,000. This investment will be funded from cash held by the Partnership.

(b) Results of Operations

The following is a brief discussion of a comparison of the results of operations for the three years ended December 31, 1994, 1993 and 1992.

1994 VS 1993

The Partnership's net investment income for 1994 was $12,848,199, an increase of $193,568 (1.5%) from net investment income for 1993 of $12,654,631. The increase was primarily the result of higher interest income from short-term investments ($827,470) and income from property operations ($270,620) partially offset by lower interest income on mortgage loans ($917,598).

Income from property operations, including income from interest in properties, was $14,023,251 for 1994. This is an increase of $270,620 (2.0%) from
$13,752,631 for 1993. This was due primarily to increased rent from properties (approximately $533,000) and lower real estate taxes (approximately $193,000) and property administrative expenses (approximately $157,000). These were partially offset by lower income from interest in properties (approximately $546,000) and increased property operating expenses (approximately $67,000).

Rent from properties for 1994 increased by $533,265 (3.4%) to $16,344,259 from $15,810,994 for 1993. Higher occupancy in 1994 at the Roswell shopping center and the Partnership's two apartment properties resulted in approximately $430,000 in additional rental income. Percentage rent at the shopping center also increased nearly $198,000 primarily as a result of the property now billing tenants for such rent throughout the current year rather than in arrears.

Rental income at the Morristown office building increased by approximately $139,000 in 1994 due to a retroactive rent adjustment for Midlantic Bank and scheduled rent step-ups and the ending of free rent periods for various tenants.

Beginning July 1, 1994, the Partnership is receiving all of the revenue from the property related to the foreclosed Flint mortgage loan. This amounted to approximately $675,000 for the last six months of 1994.

These additional revenues were partially offset by lower rental income from the Azusa warehouse (approximately $582,000) due to lower occupancy in 1994, rent no longer received on the Denver warehouse sold in 1993 (approximately $67,000), a lower rental rate and concessions granted to Gillette in 1994 related to their early lease renewal (approximately $90,000) and lower recoveries of real estate taxes at the net leased properties in Lisle and Bolingbrook (approximately $47,000). Expense recoveries also declined by approximately $159,000 at Pomona in 1994. This was the result of lower recoverable expenses at the property. Revenue in 1993 included recoveries for parking lot and roof repairs for which there were no corresponding amounts in 1994.

Income from interest in properties relates to the Partnership's 50% co-investment in the Unit warehouses. Income from this source decreased $546,273 (18.8%) from $2,901,477 for 1993 to $2,355,204 for 1994. The Partnership sold its investments in two of these warehouses in 1993 and in seven warehouses in 1994. This resulted in a reduction of income of approximately $476,000 in 1994. Lower occupancy at one of the remaining warehouses also reduced income by approximately $75,000.

Administrative expenses on the statement of operations includes both those related to property operations and the administration of the Partnership. Property administrative expenses for 1994 were $1,176,398. This is $157,368 (11.8%) lower than the $1,333,766 for 1993. Most of the decrease was the result of non-recurring expenses in 1993. In 1993, the Roswell shopping center reported approximately $46,000 in bad debt expense related to a bankrupt tenant, Lionel Playworld. No such charge was incurred in 1994. A casualty loss of approximately $53,000 was also incurred at the shopping center in 1993. At the Azusa warehouse, a tenant vacated its space in 1993, before the expiration of its lease resulting in a bad debt expense of nearly $156,000 in 1993. No such charge was incurred in 1994. In addition, the 1994 application of a security deposit to amounts owed by that tenant reduced 1994 bad debt expense by approximately $33,000.

These reductions were partially offset by an increase in insurance premiums of nearly $63,000, primarily at the Azusa, Pomona and Roswell properties and approximately $22,000 in higher advertising and promotional expenses at these same properties. In addition, approximately $59,000 in administrative expenses were incurred at the Flint property acquired through foreclosure in 1994.

Property operating expenses for 1994 were $1,707,039 compared to $1,639,828 for 1993, an increase of $67,211 (4.1%). The increase was the result of approximately $64,000 in operating expenses related to the Flint property for the last six months of 1994 and nearly $37,000 in higher repairs and maintenance expenses, particularly at the Azusa warehouse related to the painting of building exteriors. These were partially offset by a reduction of almost $34,000 due to the sale of the Denver property in 1993.

Real estate taxes for 1994 were $1,792,775, a reduction of $193,471 (9.7%) from $1,986,246 for 1993. Approximately $110,000 of this decrease was the result of appealing the assessed values of the Azusa, Pomona and Morristown properties. The sale of the Denver warehouse reduced real estate taxes by approximately $32,000. Real estate taxes at the net lease properties in Bolingbrook and Lisle also decreased nearly $47,000. As net leased properties, the tenants absorb almost all operating costs, so this decrease also reduced rental income as noted above.

Interest income on the mortgage loans decreased $917,598 (89.7%) from $1,023,292 for 1993 to $105,694 for 1994. This was due to the maturing of the Lincoln, NE loan in May 1994 and the default of the mortgagor on the Flint loan. These are discussed further in the Liquidity and Capital Resources section.

Interest income from short-term investments increased $827,470 (111.2%) from $743,924 for 1993 to $1,571,394 for 1994. This was the result of increased amounts invested and higher interest rates in 1994. As noted above, the Partnership is retaining increased cash balances in anticipation of acquiring properties in 1995.

Administrative expenses related to the Partnership totalled $237,324 for 1994. This is a reduction of $38,202 (13.9%) from $275,526 for 1993. The decrease resulted primarily from lower professional fees for 1994.

The investment management fee for 1994 was $2,287,816. This is $18,610 (0.8%) higher than the fee for 1993 of $2,269,206. The fee is computed as 1.25% of gross assets. During 1994, gross assets were slightly higher than the prior year due to cash flow retained by the Partnership and increased market values of the real estate investments.

Interest expense relates to the obligation under capital lease. For 1994, interest expense was $327,000. This is $6,516 (2.0%) higher than interest expense for 1993 of $320,484.

During 1994, the Partnership sold its 50% interest in the two Unit warehouses located in Atlanta and the ones located in Desoto, TX; Fort Worth, TX; Shreveport, LA; Bedford Park, IL; and Normal, IL. The proceeds, net of related costs, were approximately $19,020,000, resulting in a realized loss of approximately $1,237,000. Realized loss is the difference between net sales proceeds and the cost of the properties. The Partnership had already recognized decreases in the properties' market values in prior periods, so the net sales proceeds actually exceeded the values at which the properties were carried on the sale date by approximately $445,000. The proceeds from the sale are expected to be reinvested during 1995. The Partnership still owns a 50% interest in the four warehouses located in Jacksonville, FL. These are not currently being marketed for sale.

MARKET VALUES OF INVESTED ASSETS:  1994 VS 1993

During 1994, the Partnership experienced an unrealized gain of $2,576,828 on its real estate investments. Of this, $1,502,226 represents decreases in the market values of the Unit warehouses, sold in October 1994, which had already been reported as unrealized losses in prior years. With the sale of the properties, these unrealized losses were reclassified as unrealized gains on the statement of operations. These unrealized gains revert the property value back to its historical cost, which is used to calculate the $1,237,000 realized loss described above. The remaining $1,074,602 is the net increase in the current values of the investments owned by the Partnership at the end of 1994. This represents 0.8% of the investments' December 31, 1993 value.

The office buildings experienced the largest increase, approximately $1,145,000. The apartments increased by about $945,000. The warehouses experienced an unrealized loss of approximately $184,000 and the retail property, an unrealized loss of about $832,000.

The office property acquired through the foreclosure of the Flint mortgage loan experienced the largest increase in current value, $2,423,739 (42.6% of the investment's December 31, 1993 value). After foreclosure the Partnership reviewed detailed operating information on the property. Based on current market conditions and property performance, an appraisal resulted in an increase in the estimated market value.

This increase in value was partially offset by decreases in the values of the Lisle office building of $1,200,000 (9% of the property's December 31, 1993 value) and the Morristown property of $78,321 (0.8% of its December 31, 1993 value). The former was caused by reduced expectations that the current tenant, R.R. Donnelley, will remain in the building when their current lease expires in 1997. This would result in downtime while a new tenant was found and necessitate incurring additional tenant improvements and leasing commissions.
It is also likely that the rental rate on any new lease would be lower than that currently paid by Donnelley. The decline in the value of the Morristown property was the result of projected increases in tenant improvements and leasing commissions which will be necessary to lease the remaining vacant space.

The Partnership's apartment complex in Atlanta had an unrealized gain of $671,245 (6.0% of the property's December 31, 1993 value) while the Farmington Hills apartments experienced an increase of $274,134 (2.1% of its year-end 1993 value). These increases were primarily the result of higher rental rates, occupancy and tenant retention than previously projected for these properties.

The Partnership's sole retail property, King's Market Shopping Center in Roswell, GA, experienced an unrealized loss of $832,405 (2.5% of its December 31, 1993 value). This was due both to capital expenditures at the property during 1994, which did not result in a corresponding increase in the shopping center's value, and to reduced expectations concerning future rental rates when current leases expire.

The warehouses experienced an unrealized loss of almost $184,000 during 1994. The Pomona property had the largest loss, $1,679,740 (9.4% of its year-end 1993 value). This change was due primarily to the increased cost of a planned roof replacement program and an acceleration in the timing of that work. The market values of the four Unit warehouses in which the Partnership owns a 50% interest at the end of 1994 increased $214,364 (3.9% of their December 31, 1993 value). This resulted from leasing the vacant space at one of the warehouses effective February 1995 as well the improved potential for higher rental rates on new and renewal leases on these properties.

The warehouse in Bolingbrook experienced an unrealized loss of $80,303 (1.2% of the property's December 31, 1993 value) due to capital expenditures which did not increase the property's value.

The decreases in the market values of these warehouses were partially offset by an increase of $1,361,890 (10.0% of the property's December 31, 1993 value) in the market value of the Azusa warehouse. This was the result of the new lease with Best Buy bringing the property's occupancy to 100% as well as improved conditions in the local market.

PROPERTY LEASING ACTIVITY

Occupancy at the Partnership's properties at December 31, 1994 is generally higher than at December 31, 1993, especially for the industrial properties. During the fourth quarter of 1994, a lease covering the vacant 215,000 square feet (50% of the property) was executed at the Azusa warehouse making the property 100% leased as of the end of 1994. The tenant is Best Buy, a distributor of home appliances and electronics. The lease term is seven years and provides that the tenant will take an additional 145,000 square feet of space in 1996 when another lease expires. No leases are scheduled to expire at the property until 1996.

Occupancy at Pomona increased from 78% at December 31, 1993 to 83% at the end of 1994. During the first quarter of 1994, Ashley Furniture expanded its space by 30,000 square feet (5% of the property). Two leases totalling 92,000 square feet expired during 1994. One tenant vacated upon lease termination, but the space was quickly leased to a new tenant, JB Engineering. The lease covers 50,000 square feet (9% of the property) and expires in 1997. The tenant on the other lease, Performance Engineered, Inc. exercised a renewal option to continue to lease the space for an additional five years. The rental rate under the option is slightly lower than the original rate. This lease covers 42,000 square feet (8% of the property). The Partnership is currently discussing lease terms with two potential tenants for the remaining vacant space. No leases are scheduled to expire until 1996.

After the sale of the Unit warehouses noted above, the Partnership now owns an interest in only the four properties located in Jacksonville, FL. These total approximately 502,000 square feet. At December 31, 1994, the warehouses were 92% occupied, although one tenant occupying 40,000 square feet (8% of the four warehouses) on a month-to-month basis vacated effective January 1, 1995. A two-year lease has since been signed with a new tenant, Biaggi Brothers, covering 90,000 square feet (18% of the four buildings). This brings occupancy of the four warehouses to 100%. One lease covering 102,000 square feet (20% of the warehouses) expires on April 30, 1995. The tenant is expected to renew, although no agreement has been reached.

The warehouse in Bolingbrook continues to be fully occupied by Gillette under a lease expiring in 2000.

The Morristown office building was 93% occupied at December 31, 1994 as it was at the end of 1993. One lease, covering 6,600 square feet (8% of the property) expired on March 31, 1994. The tenant, Kodak, has continued to occupy the space on a month-to-month basis. The Partnership is negotiating with the tenant on a new lease and expects that an agreement will be reached during the first quarter of 1995. During the fourth quarter of 1994, a 2,000 square foot expansion was executed with Smith Barney, effective January 16, 1995. This represents 2% of the property and brings occupancy to 95%. The Partnership is also discussing expansions with other tenants in the property. No leases are scheduled to expire in 1995.

The office building in Lisle continues to be fully leased to R.R. Donnelley under a lease expiring in September 1997. The lease contains two five-year renewal options at the lower of the current rate or 85% of the then market rental rate. No discussions are currently being held with the tenant and they have not indicated whether they are considering exercising the option.

King's Market Shopping Center in Roswell, GA was 99% leased at December 31, 1994 as compared to 100% at the end of 1993. Two tenants whose leases totalled 2,140 square feet (less than 1% of the center) vacated at the expiration of their leases during the fourth quarter 1994. The Partnership is marketing the space and expects to lease the space during the first quarter of 1995. Four leases totalling approximately 8,800 square feet (3% of the property) are scheduled to expire in 1995. The Partnership is discussing potential renewal terms with the current tenants. Leases covering the major tenants at the shopping center, Home Depot, CompUSA and A&P, are not scheduled to expire until after 2003.

As of December 31, 1994, the Partnership's residential properties located in Atlanta, GA and Farmington Hills, MI were approximately 98% leased. Occupancy at these properties has been at about this level for most of 1994. At December 31, 1993, these properties were approximately 96% leased. Rental rates rose approximately 4%-5% during 1994 and tenant retention at these properties remains high. Market rental rates are expected to continue to increase slightly in 1995 in the residential markets in which the Partnership's apartments are located. Occupancy at these properties is not expected to change significantly over the upcoming year.

1993 VS 1992

The Partnership's net investment income for the year ended December 31, 1993, was $12,654,631, an increase of $311,016 (2.5%) from net investment income for the corresponding period of 1992 of $12,343,615. The increase was the result of higher income from property operations ($438,239) and lower investment management fees ($135,818) offset by lower interest from short-term investments and mortgage loans ($229,679) and higher Partnership administrative expenses ($27,393) and interest expense ($5,969).

Income from property operations, including income from interest in properties, for the year ended December 31, 1993, was $13,752,631. This is an increase of $438,239 (3.3%) over the $13,314,392 for the corresponding period of 1992. Property revenues increased by $118,543 (0.6%) from $18,593,928 for 1992 to $18,712,471 for 1993. Property revenues at the Morristown office building increased approximately $400,000 due to higher occupancy and the expiration of free rent periods during 1993. The office building in Lisle generated approximately $200,000 in higher revenues as a result of a scheduled increase in the rental rate. These increases were partially offset by a reduction in revenues of approximately $450,000 due the sale of three properties in 1993.

Property operating expenses for 1993 were $4,959,840. This is a decrease of $319,696 (6.0%) from $5,279,536 for 1992. The decrease was primarily the result of lower real estate taxes at Pomona as well as the 1993 sale of the Denver warehouse and the Partnership's 50% interest in the warehouses located in Hightstown, NJ and one of the Jacksonville, FL warehouses.

Mortgage loans generated interest income for the year ended December 31, 1993, of $1,023,292 as compared to $1,040,803 for the corresponding period of 1992. Interest income from short-term investments decreased by $212,168 (22.2%) from $956,092 for 1992 to $743,924 for 1993. This was due to lower interest rates and decreased amounts invested.

The investment management fee incurred for the year ended December 31, 1993 were $2,269,206 and for the same period in 1992, $2,405,024. This is a decrease of $135,818 (5.6%) which is due to a decline in the assets upon which the fee is calculated due primarily to the sale of the three properties described below.

Administrative expenses on the statement of operations includes both property and Partnership administrative expenses. Partnership administrative expenses for 1993 were $275,526 and, for 1992, $248,133. This increase of $27,393
(11.0%) was primarily the result of higher appraisal fees.

Due to a capitalized lease, the Partnership incurred $320,484 of interest expense during 1993. This change is a $5,969 (1.9%) increase from the $314,515 of interest expense incurred during 1992.

During 1993, the Partnership sold its warehouse in Denver, CO and its 50% interest in warehouses located in Hightstown, NJ and Jacksonville, FL. The sale proceeds, net of related costs, totalled approximately $4,727,000, resulting in a realized loss of approximately $2,463,000 based on cost and a gain of approximately $72,700 based on the properties' carrying values on the date of the sale.

The Denver warehouse was sold on August 6, 1993 for $2,650,000. The net sales proceeds were approximately $2,561,000. This resulted in a loss of approximately $1,451,000 based on cost and a gain of approximately $206,500 based on the property's carrying value on the date of sale.

On September 2, 1993, the Partnership sold its 50% interest in one of the Unit warehouses located in Jacksonville, FL for $1,450,000. The net sales proceeds were approximately $1,380,000. This resulted in a realized loss of approximately $220,000 based on cost and a gain of approximately $29,800 based on the investment's carrying value on the date of sale.

The Partnership sold its 50% interest in the Unit warehouse located in Hightstown, NJ on October 29, 1993, for $825,000. Net sales proceeds were approximately $786,000. This resulted in a realized loss of approximately $792,000 based on cost and a loss of approximately $163,600 based on the investment's carrying value on the date of sale.

MARKET VALUES OF INVESTED ASSETS: 1993 VS 1992

The market values of the properties and interest in properties declined approximately $1,300,000 (0.8% of the investments' December 31, 1992 values) between December 31, 1992 and 1993. The market values of the Partnership's industrial properties decreased by approximately $3,400,000 (4.9% of the properties December 31, 1992 value) in 1993. The warehouses in Azusa and Pomona experienced the largest declines totalling approximately $3,000,000. This was due to the continuing soft warehouse real estate market in southern California as well as a major tenant vacating before the expiration of its lease at Azusa. The tenant, citing a decline in its business and financial difficulties, vacated its 160,000 square foot space (37% of the property) during the fourth quarter of 1993. The lease was scheduled to expire in 1997.

The Partnership's office buildings declined approximately $1,400,000 (5.9% of their December 31, 1992 value) during 1993. The Morristown property experienced the larger decrease, approximately $850,000. This was due to continuing soft market conditions in the northern New Jersey office market and an expected increase in the cost of leasing and operating the property. The value of the Lisle office building decreased $600,000. This property is entirely leased to R.R. Donnelley through 1997. The decline in value is due to the expectation that rental rates on the property upon expiration of the current lease will be lower than the current rate.

The market value of Kings Market Shopping Center in Roswell, GA increased approximately $2,300,000 (7.4% of its December 31, 1992 value) during 1993 as a result of securing CompUSA to occupy the space vacated by Lionel Playworld earlier in 1993.

The Partnership's two apartment complexes increased in value by approximately $1,200,000 (5.3% of their December 31, 1992 values). All of the increase was at the Farmington Hills property. This was the result of higher actual and projected rental rates and higher retention of tenants by the property. The value of the apartments in Atlanta did not change from its December 31, 1992 value.

The only change in the current values of the mortgage loans during 1993 resulted from the repayments of principal.

(c) Effects of Inflation

The Partnership has not experienced any significant effects from inflation during recent years. To the extent that inflation in future periods may have an adverse impact on property operating expenses, the Partnership has structured its leases to require the tenant to pay some portion of a property's operating expenses. As a result of these lease provisions, increases due to inflation generally do not have a significant adverse effect upon the Partnership's operating results. However, since no expenses are recovered on unrented space, the Partnership will be exposed to the effects of inflation on such space.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Supplementary Data are incorporated herein by reference and filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRUCO LIFE OF NEW JERSEY

Name                                          Position                     Age
----                                          --------                     ---

Robert P. Hill                          Vice Chairman of the Board
                                             and Director                  54

I. Edward Price                         Vice Chairman of the Board
                                             and Director                  52

Esther H. Milnes                          President and Director           44

Beverly R. Barney                         Senior Vice President            47

Robert Earl                               Senior Vice President            43

John P. Gualtieri, Jr.                  Senior Vice President and
                                          Assistant Secretary              60

Richard F. Lambert                      Senior Vice President and
                                               Chief Actuary               38

Micheal R. Shapiro                         Senior Vice President           47

Lawerence J. Sundram                       Senior Vice President           48

Stephen P. Tooley                       Vice President and Comptroller     42

E. Michael Caulfield                              Director                 48

Garnett L. Keith, Jr.                             Director                 59

Ira J. Kleinman                                   Director                 47

Donald G. Southwell                               Director                 43
--------------------------------------------------------------------------------

Robert P. Hill, age 54, has been Executive Vice President of The Prudential since 1990. Prior to 1990, he was Senior Vice President and Actuary of The Prudential.

I. Edward Price, age 52, has been Chief Executive Officer of International Insurance of The Prudential since 1993. From 1990 to 1993, he was Senior Vice President and Actuary of The Prudential. In 1990, he was Senior Vice President of The Prudential and President of the International Insurance Department of The Prudential. Prior to 1990, he was Senior Vice President of Individual Insurance Systems and Administration of The Prudential.

Esther H. Milnes, age 44, has been Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services since 1993. Prior to 1993, she was Vice President and Associate Actuary of The Prudential.

Beverly R. Barney, age 47, has been Vice President and Associate Actuary Of Prudential Direct since 1993. From 1991 to 1993, she was Senior Vice President and Actuary of Pruco Life of New Jersey. From 1990 to 1991, she was Vice President and Actuary of Pruco Life of New Jersey. Prior to 1990. she was Vice President of Human Resources for the Eastern Home Office of The Prudential.

Robert Earl, age 43, has been Vice President of Strategic Initiatives of Prudential Preferred Financial Services since 1992. Prior to 1993, he was Vice President of Regional Marketing for The Prudential.

John P. Gualtieri, Jr., age 60, has been Vice President and Insurance Counsel of Variable Products since 1993. Prior to 1993, he was Senior Vice President and General Counsel of Pruco Life of New Jersey.

Richard F. Lambert, age 38, has been Vice President and Actuary of Prudetial Preferred Financial Services since 1993. From 1991 to 1993, he was Vice President and Associate Actuary of The Prudential. Prior to 1991 he was Vice President of Prudential Select Marketing.

Micheal R. Shapiro, age 47, has been Senior Vice President of Prudential Select Marketing since 1987.

Lawerence J. Sundram, age 48, has been Vice President of Prudential Insurance and Financial Services since 1993. Prior to 1993, he was Vice President of District Agencies Marketing for The Prudential.

Stephen P. Tooley, age 42, has been Vice President and Comptroller of Prudential Insurance and Financial Services since 1993. From 1990 to 1993, he was Director of Financial Analysis for The Prudential. Prior to 1990, he was Director of Accounting for The Prudential.

E. Michael Caulfield, age 48, has been President of Prudential Preferred Financial Services since 1993. From 1992 to 1993, he was President of Prudential Property and Casualty. Prior to 1992, he was President of Investment Services for The Prudential.

Garnett L. Keith, Jr., age 59, has been Vice Chairman of The Prudential since 1984.

Ira J. Kleinman, age 47, has been President of Prudential Select Marketing since 1993. From 1992 to 1993, he was Senior Vice President of The Prudential. Prior to 1992, he was Vice President of The Prudential.

Donald G. Southwell, age 43, has been President of Prudential Insurance and financial Services since 1993. Prior to 1993, he was Senior Vice President of The Prudential.


ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an investment management agreement, the Partnership has retained The Prudential to act as investment manager of the Partnership. The Prudential charges the Partnership a daily investment management fee which is equal to an effective annual rate of 1.25% of the average daily total asset valuation of the Partnership. The amount incurred by the Partnership for the year ended December 31, 1994 was $2,287,816.

The Partnership reimburses The Prudential for certain administrative services rendered by The Prudential. The amount incurred by the Partnership for the year ended December 31, 1994 was $95,015.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The total cost of the Partnership's interest is $6,108,742. The remaining 50% interest is owned by The Prudential and one of its subsidiaries.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential, to provide property management services at the Unit warehouses, the Bolingbrook, IL warehouse, and through October 1994, at the Atlanta, GA, Desoto, TX, Fort Worth, TX, Shreveport, LA, Bedford Park, IL, and Normal, IL warehouses. The property management fees earned by PREMISYS during 1994 were $92,382.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          See the Index to Financial Statements and Supplementary Data on pages F-1 and F-2.

     2.   Financial Statement Schedules

          The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K:

            III     Real Estate Owned: Properties
            III     Real Estate Owned: Interest in Properties
             IV     Mortgage Loans on Real Estate

          See the Index to Financial Statements and Supplementary Data on pages F-1 and F-2.

     3.   Documents Incorporated by Reference

          See the following list of exhibits.

     4.   Exhibits

          See the following list of exhibits.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of 1994.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

     3.1 Amended Articles of Incorporation of Pruco Life Insurance Company of New Jersey filed as Exhibit 1.A.(6)(a) to Post-Effective Amendment No. 17 to Form S-6, Registration Statement No. 2-89780, filed March 1, 1991, and incorporated herein by reference.

     3.2 Amended By-Laws of Pruco Life Insurance Company of New Jersey, filed as Exhibit 1.A.(6)(b) to Post-Effective Amendment No. 17 to Form S-6, Registration Statement No. 2-89780, filed March 1, 1991, and incorporated herein by reference.

     3.3 Resolution of the Board of Directors establishing the Pruco Life of New Jersey Variable Contract Real Property Account, filed as Exhibit
          (3C) to Form S-1, Registration Statement No. 33-20018, filed February 5, 1988, and incorporated herein by reference.

     4.1 Variable Life Insurance Contract filed as Exhibit A(5) to Form N-8B-2, Registration Statement No. 2-81243, filed January 10, 1983, and incorporated herein by reference.

     4.2 Revised Variable Appreciable Life Insurance Contract with fixed death benefit, filed as Exhibit 1.A.(5)(c) to Post-Effective Amendment No. 5 to Form S-6, Registration Statement No. 2-89780, filed July 11, 1986, and incorporated herein by reference.

     4.3 Revised Variable Appreciable Life Insurance Contract with variable death benefit, filed as Exhibit 1.A.(5)(d) to Post-Effective Amendment No. 5 to Form S-6, Registration Statement No. 2-89780, filed July 11, 1986, and incorporated herein by reference.

     4.4 Single Premium Variable Annuity Contract, filed as Exhibit 4(i) to Form N-4, Registration Statement No. 2-99916, filed August 28, 1985, and incorporated herein by reference.

     4.5 Flexible Premium Variable Life Insurance Contract, filed as Exhibit 1.A.(5) to Form S-6, Registration Statement No. 2-99537, filed August 8, 1985, and incorporated herein by reference.

     9.   None.

     10.1 Investment Management Agreement between The Prudential Insurance Company of America and The Prudential Variable Contract Real Property Partnership filed as Exhibit (10A) to Post-Effective Amendment No. 2 to Form S-1, Registration Statement No. 33-20018, filed April 6, 1990, and incorporated herein by reference.

     10.2 Service Agreement between The Prudential Insurance Company of America and The Prudential Investment Corporation, filed as Exhibit (10B) to Form S-1, Registration Statement No. 33-8698, filed September 12, 1986, and incorporated herein by reference.

     10.3 Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) to Post-Effective Amendment No. 2 to Form S-1, Registration Statement No. 33-20018, filed April 6, 1990, and incorporated herein by reference.

     11.  Not applicable.

     12.  Not applicable.

     13.  None.

     18.  None.

     21.  Not applicable.

     22.  Not applicable.

     23.  None.

     24.1 Powers of Attorney: R. Hill, G. Keith, Jr., I. Kleinman, I. Price, and
          D. Southwell, filed as Exhibit 7(a) to Post-Effective Amendment No. 15 to Form S-6, Registration Statement No. 2-99537, filed March 2, 1993, and incorporated herein by reference.

     24.2 Power of Attorney: E. Caulfield, filed as Exhibit 7(b) to Post-Effective Amendment No. 17 to Form S-6, Registration Statement No. 2-99537, filed March 2, 1994, and incorporated herein by reference.

     27.  Not applicable.

     28.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                       Pruco Life of New Jersey Variable
                         Contract Real Property Account
                         ------------------------------
                                  (Registrant)

Date:   March 17, 1995                            By:  /s/ Esther H. Milnes
      -----------------------                         ---------------------
                                                       Esther H. Milnes
                                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                              Date
---------                          -----                              ----

*                                  Chairman of the Board         March 20, 1995
 -----------------------           and Director
Robert P. Hill

*                                  Vice Chairman of the Board    March 20, 1995
 -----------------------           and Director
I. Edward Price

/s/ Esther H. Milnes               President and Director        March 17, 1995
------------------------
Esther H. Milnes

/s/ Beverly R. Barney              Senior Vice President         March 17, 1995
------------------------
Beverly R. Barney

/s/ Stephen P. Tooley              Vice President, Comptroller   March 16, 1995
------------------------           and Chief Accounting Officer
Stephen P. Tooley

/s/ Richard F. Lambert             Senior Vice President         March 17, 1995
------------------------           and Chief Actuary
Richard F. Lambert


                                   By: * /s/ Thomas C. Castano
                                        ------------------------------------
                                   Thomas C. Castano
                                   (Attorney-in-Fact)

Signature                          Title                              Date
---------                          -----                              ----

*                               Director                         March 20, 1995
 -----------------------
E. Michael Caulfield

*                               Director                         March 20, 1995
 -----------------------
Garnett L. Keith, Jr.

*                               Director                         March 20, 1995
------------------------
Ira J. Kleinman

*                               Director                         March 20, 1995
------------------------
Donald G. Southwell



                                   By: * /s/ Thomas C. Castano
                                        -----------------------------
                                   Thomas C. Castano
                                   (Attorney-in-Fact)

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX

                                                                           Page
                                                                           ----

A.   PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL PROPERTY ACCOUNT

     Independent Auditors' Report                                          F-3

     Financial Statements:

          Statements of Net Assets - December 31, 1994 and 1993            F-4

          Statements of Operations - Years Ended December 31, 1994, 1993
          and 1992                                                         F-4

          Statements of Changes in Net Assets - Years Ended December 31,
          1994, 1993 and 1992                                              F-5

          Notes to Financial Statements                                    F-6

B.   THE PRUDENTIAL VARIABLE  CONTRACT  REAL PROPERTY PARTNERSHIP

     Independent Auditors' Report                                          F-8

     1.   Financial Statements:

          Statements of Assets and Liabilities - December 31, 1994 and
          1993                                                             F-9

          Statements of Operations - Years Ended December 31, 1994,
          1993 and 1992                                                    F-10

          Statements of Changes in Net Assets - Years Ended December 31,
          1994, 1993 and 1992                                              F-11

          Statements of Cash Flows - Years Ended December 31, 1994,
          1993 and 1992                                                    F-12

          Schedule of Investments - December 31, 1994 and 1993             F-13

          Notes to Financial Statements                                    F-16

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX

                                                                           Page
                                                                           ----


B.   THE PRUDENTIAL VARIABLE  CONTRACT  REAL PROPERTY PARTNERSHIP (continued)


     2.   Financial Statement Schedules:

          III.  - Real Estate Owned: Properties                            F-21

          III.  - Real Estate Owned: Interest in Properties                F-22

          IV.   - Mortgage Loans on Real Estate                            F-23

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

    DELOITTE &
      TOUCHE LLP
----------------              -------------------------------------------------
                              Two Hilton Court         Telephone: (201)631-7000
                              P.O. Box 319             Facsimile: (201)631-7459
                              Parsippany, New Jersey 07054-0319



INDEPENDENT AUDITORS' REPORT



To the Contract Owners of Pruco Life of New Jersey
   Variable Contract Real Property Account
Newark, New Jersey

We have audited the accompanying statements of net assets of Pruco Life of New Jersey Variable Contract Real Property Account ("Real Property Account") as of December 31, 1994 and 1993, and the related statements of operations and changes in net assets for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Real Property Account's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pruco
Life of New Jersey Variable Contract Real Property Account as of December 31, 1994 and 1993, and the results of its operations and the changes in net assets for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

Investment in shares of The Prudential Variable Contract Real Property Partnership is stated at current value at December 31, 1994 and 1993, as discussed in Note 2 to the financial statements. Determination of current value involves subjective judgment because the actual market value of such shares can be determined only by negotiation between the parties in a sales transaction.


Deloitte & Touche LLP
March 6, 1995

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS



                                                                              December 31,
                                                                  ---------------------------------
                                                                        1994               1993
                                                                  ----------------   --------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership                                       $    6,851,923     $    6,320,579
                                                                  ----------------   --------------
                                                                  ----------------   --------------
NET ASSETS, representing:
Equity of Contract owners                                         $    6,018,239     $    5,916,268
Equity of Pruco Life Insurance Company of New Jersey                     833,684            404,311
                                                                  ----------------   --------------
                                                                  $    6,851,923     $    6,320,579
                                                                  ----------------   --------------
                                                                  ----------------   --------------



                            STATEMENTS OF OPERATIONS

                                                                            Year Ended December 31,
                                                            ----------------------------------------------------
                                                                 1994               1993               1992
                                                            --------------     --------------     --------------

INVESTMENT INCOME:
Net Investment Income from Partnership Operations           $      474,255     $      440,823     $      412,641

EXPENSES:
Asset Based Charges to Contract owners (Note 3)                     35,523             35,970             37,802
                                                            --------------     --------------     --------------
NET INVESTMENT INCOME                                              438,732            404,853            374,839
                                                            --------------     --------------     --------------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS
  Net realized loss on investments sold (Note 5)                   (45,675)           (85,813)                 0
  Net unrealized gain/(loss) on investments                        102,764              7,828           (559,697)
                                                            --------------     --------------     --------------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS IN PARTNERSHIP                           57,089            (77,985)          (559,697)
                                                            --------------     --------------     --------------
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                                   $      495,821     $      326,868     $     (184,858)
                                                            --------------     --------------     --------------
                                                            --------------     --------------     --------------


           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-6 THROUGH F-7.

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                       STATEMENTS OF CHANGES IN NET ASSETS



                                                                          Year Ended December 31,
                                                            ----------------------------------------------------
                                                                 1994               1993               1992
                                                            --------------     --------------     --------------
OPERATIONS:

Net investment income                                       $      438,732     $      404,853     $      374,839

Net Realized and Unrealized
  Gain/(Loss) on Investments in Partnership                         57,089            (77,985)          (559,697)
                                                            --------------     --------------     --------------
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                                          495,821            326,868           (184,858)
                                                            --------------     --------------     --------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract owners                                (337,574)          (280,617)           (16,521)

Net Contributions/(Withdrawals) by Pruco Life
  Insurance Company of New Jersey                                  373,097            316,587            (25,677)
                                                            --------------     --------------     --------------
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                 35,523             35,970            (42,198)
                                                            --------------     --------------     --------------

TOTAL INCREASE/(DECREASE) IN NET ASSETS                     $      531,344     $      362,838     $     (227,056)


NET ASSETS:
Beginning of year                                           $    6,320,579     $    5,957,741     $    6,184,797
                                                            --------------     --------------     --------------
End of year                                                 $    6,851,923     $    6,320,579     $    5,957,741
                                                            --------------     --------------     --------------
                                                            --------------     --------------     --------------


           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-6 THROUGH F-7.

                      NOTES TO THE FINANCIAL STATEMENTS OF
       PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                FOR YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


NOTE 1:  GENERAL

Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account") was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"), as a separate investment account pursuant to New Jersey law. The assets of the Real Property Account are segregated from Pruco Life of New Jersey's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. On April 29, 1988, Pruco Life of New Jersey contributed $100,000 to commence operations of the Real Property Account.

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is a general partnership organized under New Jersey law on April 29, 1988, through agreement among The Prudential, Pruco Life Insurance Company, and Pruco Life of New Jersey, to provide a means for assets allocated to the real property option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool. On April 29, 1988, the Real Property Account initially contributed $100,000 to the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.   CHANGE IN ACCOUNTING POLICY

         The financial statements are prepared on a current value basis. This represents a change in accounting policy from financial statements issued prior to the year ended December 31, 1991 which utilized the historical cost basis of accounting and provided only supplementary information on current values. Since the unit values under Contracts participating in the Partnership are determined using the current value basis of investments (see General Note to the Partnership financials), this basis is deemed more meaningful to the investor than a historical cost basis.

         B.   INVESTMENT IN PARTNERSHIP INTEREST

         The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in Note 1 to the Partnership's financial statements. At December 31, 1994 and 1993 the Real Property Account's interest in the Partnership, based on current value equity was 3.9% or 473,226 shares and 3.6% or 473,226 shares, respectively.

         C.   INCOME RECOGNITION

         The Real Property Account recognizes its proportionate share of the Partnership's net investment income on a daily basis, as consistent with the Partnership Agreement. The Net Gain/(Loss) on Investment in Partnership reflected on the Statements of Operations represents the Real Property Account's proportionate share of the Net Gain/(Loss) on Investments recognized by the Partnership.

NOTE 3:  ASSET BASED CHARGES

Mortality risk and expense risk charges and charges for administration are applied daily against the net assets representing equity of Contract owners investing in the Real Property Account, at an effective annual rate as shown below for each of Pruco Life of New Jersey's separate accounts investing in the Real Property Account:

-------------------------------------------------------------------------------
              Variable Insurance Account                     0.35%
              Variable Appreciable Account                   0.60%
              Single Premium Variable Life Account           1.25%
              Single Premium Variable Annuity Account        1.25%
-------------------------------------------------------------------------------


NOTE 4:  TAXES

Income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership, including Pruco Life of New Jersey, in respect of the Real Property Account. The operations of the Real Property Account form a part of, and are taxed with, the operations of Pruco Life of New Jersey. Under the Internal Revenue Code, all ordinary income and capital gains allocated to the Contract owners are not taxable to Pruco Life of New Jersey. As a result, the net asset values of the Real Property Account are not affected by federal income taxes on the ordinary income and capital gains and losses attributable to the Real Property Account.

NOTE 5:  NET REALIZED LOSS ON INVESTMENT

The Net Realized Loss on Investment reflected on the Statement of Operations represents the Real Property Account's proportionate share of the loss realized by the Partnership upon the sale of certain properties. For futher information, please refer to Note 8 of the Partnership's December 31, 1994 financial statements.

    DELOITTE &
      TOUCHE LLP
----------------           ----------------------------------------------------
                           Two Hilton Court            Telephone: (201)631-7000
                           P.O. Box 319                Facsimile: (201)631-7459
                           Parsippany, New Jersey 07054-0319



INDEPENDENT AUDITORS' REPORT



To the Partners of
   The Prudential Variable Contract Real Property Partnership
Newark, New Jersey

We have audited the accompanying statements of assets and liabilities of The Prudential Variable Contract Real Property Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 1994 (collectively referred to as the financial statements), including the schedule of investments as of December 31, 1994. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Investment in properties, interest in properties and mortgage loans are stated at current value at December 31, 1994 and 1993, as discussed in Note 1 to the financial statements. Determination of current value involves subjective judgment because the actual market value of real estate and mortgage loans can be determined only by negotiation between the parties in a sales transaction.



Deloitte & Touche LLP
March 6, 1995

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF ASSETS AND LIABILITIES


                                                                     December 31,
                                                      ----------------------------------------
                                                            1994                     1993
                                                      ---------------          ---------------
ASSETS:

Properties at current value
  (cost $154,157,068 and $145,532,430
   respectively) (Note 1)                             $   126,258,004          $   118,960,280
Interest in properties at current value
  (cost $6,108,742 and $26,348,882
   respectively) (Note 1)                                   5,726,451               24,250,000
Mortgage loans at current value
  (cost $0 and $11,410,944
   respectively) (Notes 1 and 3)                                    0                9,223,791
Cash and cash equivalents                                  33,093,237               23,852,233
Marketable securities                                      15,824,199                1,979,008
Other assets and accounts receivable
  (net of allowance for uncollectible
   amounts of $128,336 and $161,203 respectively)           2,218,095                1,490,274
                                                      ---------------          ---------------
Total Assets                                          $   183,119,986          $   179,755,586
                                                      ---------------          ---------------
                                                      ---------------          ---------------

LIABILITIES:

Obligation under capital lease                        $     3,804,836          $     3,798,565
Accounts payable and accrued expenses                         805,066                  729,190
Due to affiliates (Note 5)                                    624,206                  694,644
Other liabilities                                             645,913                  480,864
                                                      ---------------          ---------------
Total liabilities                                           5,880,021                5,703,263
                                                      ---------------          ---------------

NET ASSETS:

Partners' Equity                                          177,239,965              174,052,323
                                                      ---------------          ---------------
                                                      $   183,119,986          $   179,755,586
                                                      ---------------          ---------------
                                                      ---------------          ---------------

Number of shares outstanding at end of year                12,241,034               13,031,424
                                                      ---------------          ---------------
                                                      ---------------          ---------------

Share Value at end of year                                     $14.48                   $13.36
                                                               ------                   ------
                                                               ------                   ------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                             YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                                   1994                 1993                 1992
                                             ---------------      ---------------      ---------------
INVESTMENT INCOME:

Rent from properties                         $    16,344,259      $    15,810,994      $    15,707,807
Income from interest in properties                 2,355,204            2,901,477            2,886,121
Interest on mortgage loans                           105,694            1,023,292            1,040,803
Interest from short-term investments               1,571,394              743,924              956,092
                                             ---------------      ---------------      ---------------
                                                  20,376,551           20,479,687           20,590,823
                                             ---------------      ---------------      ---------------

EXPENSES:

Investment management fee (Note 2)                 2,287,816            2,269,206            2,405,024
Real estate tax expense                            1,792,775            1,986,246            2,179,044
Administrative expenses                            1,413,722            1,609,292            1,531,149
Operating expenses                                 1,707,039            1,639,828            1,817,476
Interest expense                                     327,000              320,484              314,515
                                             ---------------      ---------------      ---------------
                                                   7,528,352            7,825,056            8,247,208
                                             ---------------      ---------------      ---------------

NET INVESTMENT INCOME                             12,848,199           12,654,631           12,343,615
                                             ---------------      ---------------      ---------------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS:

Net realized loss on
   investments sold (Note 8)                      (1,237,385)          (2,463,431)                   0
Net unrealized gain/(loss)
  on investments                                   2,576,828              223,714          (16,855,857)
                                             ---------------      ---------------      ---------------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS                       1,339,443           (2,239,717)         (16,855,857)
                                             ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                  $    14,187,642      $    10,414,914      $    (4,512,242)
                                             ---------------      ---------------      ---------------
                                             ---------------      ---------------      ---------------

          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS


                                                             YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------

                                                   1994                 1993                1992
                                             ---------------      ---------------      ---------------
OPERATIONS:

Net Investment Income                        $    12,848,199      $    12,654,631      $   12,343,615
Net Realized and Unrealized
  Gain/(Loss) on Investments                       1,339,443           (2,239,717)        (16,855,857)
                                             ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                         14,187,642           10,414,914          (4,512,242)
                                             ---------------      ---------------      ---------------

CAPITAL TRANSACTIONS:

Withdrawals by partners
  (790,390; 1,157,814 and 803,827
    shares respectively)                         (11,000,000)         (15,000,000)        (10,000,000)
                                             ---------------      ---------------      ---------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                        (11,000,000)         (15,000,000)        (10,000,000)
                                             ---------------      ---------------      ---------------

TOTAL INCREASE/(DECREASE)
IN NET ASSETS                                      3,187,642           (4,585,086)        (14,512,242)

NET ASSETS:

  Beginning of Year                              174,052,323          178,637,409         193,149,651
                                             ---------------      ---------------      ---------------
  End of Year                                $   177,239,965      $   174,052,323      $  178,637,409
                                             ---------------      ---------------      ---------------
                                             ---------------      ---------------      ---------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------------
                                                                              1994                1993                1992
                                                                        --------------      --------------      --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase/(decrease) in net assets resulting from operations        $   14,187,642      $   10,414,914      $   (4,512,242)
 Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by
    operating activities:
       Net unrealized (gain)/loss on investments                            (2,576,828)           (223,714)         16,855,857
       Net realized loss on investments sold                                 1,237,385           2,463,431                   0
       Changes in assets and liabilities:
          Increase/(Decrease) in other assets and accounts receivable         (727,821)            115,982            (827,171)
          Increase in marketable securities                                (13,845,191)         (1,979,008)                  0
          Increase in obligation under capital lease                             6,271               5,743              64,515
          Increase/(Decrease) in accounts payable
             and accrued expenses                                               75,876              99,524            (235,228)
          Decrease in due to affiliates                                        (70,438)            (19,529)            (73,875)
          Increase/(Decrease) in other liabilities                             165,049              (9,006)             19,830
                                                                        --------------      --------------      --------------
 Net cash (used in)/provided by operating activities                        (1,548,055)         10,868,337          11,291,686
                                                                        --------------      --------------      --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital improvements on real estate owned                                (1,161,224)         (1,044,906)         (2,085,113)
   Capital improvements on interest in properties                              (12,087)            (34,237)           (469,617)
   Principal repayments received on mortgage loans                           3,947,528             202,959             186,564
   Proceeds from sale of investments                                        19,014,842           4,726,705                   0
                                                                        --------------      --------------      --------------
   Net cash provided by/(used in) investing activities                      21,789,059           3,850,521          (2,368,166)
                                                                        --------------      --------------      --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Withdrawals                                                             (11,000,000)        (15,000,000)        (10,000,000)
                                                                        --------------      --------------      --------------
   Net cash used in financing activities                                   (11,000,000)        (15,000,000)        (10,000,000)
                                                                        --------------      --------------      --------------

 Net increase/(decrease) in cash and cash equivalents                        9,241,004            (281,142)         (1,076,480)

 CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              23,852,233          24,133,375          25,209,855
                                                                        --------------      --------------      --------------
 CASH AND CASH EQUIVALENTS - END OF YEAR                                $   33,093,237      $   23,852,233      $   24,133,375
                                                                        --------------      --------------      --------------
                                                                        --------------      --------------      --------------
 SUPPLEMENTAL SCHEDULE
 OF NONCASH INVESTING ACTIVITIES:
   Foreclosure on mortgage loan (Note 3)                                $    5,276,262      $            0      $            0
                                                                        --------------      --------------      --------------
                                                                        --------------      --------------      --------------
 SUPPLEMENTAL INFORMATION:
   Interest paid                                                        $      250,000      $      250,000      $      250,000
                                                                        --------------      --------------      --------------
                                                                        --------------      --------------      --------------

          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS


                                                           DECEMBER 31, 1994                    DECEMBER 31, 1993
-----------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)                             71.2%                                68.4%
                                                                           Current                              Current
Location                 Description                       Cost              Value              Cost              Value
-----------------------------------------------------------------------------------------------------------------------

Azusa, CA                Warehouse               $   18,219,245     $   15,426,651     $  17,756,211     $   13,601,727
Lisle, IL                Office Building             17,524,421         12,000,000        17,524,421         13,200,000
Atlanta, GA              Garden Apartments           15,309,193         11,903,533        15,276,905         11,200,000
Pomona, CA (a)           Warehouse                   23,115,589         16,353,556        22,887,053         17,804,760
Roswell, GA              Retail Shopping Center      31,605,970         32,500,000        31,565,548         33,291,983
Morristown, NJ           Office Building             18,443,689          9,825,401        18,316,191          9,776,224
Bolingbrook, IL          Warehouse                    8,915,498          7,009,907         8,695,288          6,870,000
Farmington Hills, MI     Garden Apartments           13,560,049         13,538,956        13,510,813         13,215,586
Flint, MI                Office Building              7,463,414          7,700,000                 0                  0
                                                 --------------     --------------     -------------     --------------
                                                 $  154,157,068     $  126,258,004     $ 145,532,430     $  118,960,280
                                                 --------------     --------------     -------------     --------------
                                                 --------------     --------------     -------------     --------------

(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.


INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                  3.2%                                13.9%
                                                                           Current                              Current
Location                 Description                       Cost              Value              Cost              Value
-----------------------------------------------------------------------------------------------------------------------
Atlanta, GA              Warehouse/Distribution  $            0     $            0     $   2,830,350     $    2,300,000
Jacksonville, FL         Warehouse/Distribution       1,304,979          1,150,000         1,304,979          1,100,000
Jacksonville, FL         Warehouse/Distribution       1,002,448          1,000,000         1,002,448            950,000
Jacksonville, FL         Warehouse/Distribution       1,442,894          1,375,000         1,442,894          1,375,000
Jacksonville, FL         Warehouse/Distribution       2,358,421          2,201,451         2,346,334          2,075,000
Desoto, TX               Warehouse/Distribution               0                  0         2,450,273          2,150,000
Fort Worth, TX           Warehouse/Distribution               0                  0         1,351,646          1,250,000
Shreveport, LA           Warehouse/Distribution               0                  0         3,231,436          2,900,000
Bedford Park, IL         Warehouse/Distribution               0                  0         3,911,638          4,100,000
Normal, IL               Warehouse/Distribution               0                  0         2,714,833          3,000,000
Atlanta, GA              Warehouse/Distribution               0                  0         3,762,051          3,050,000
                                                 --------------     --------------     -------------     --------------
                                                 $    6,108,742     $    5,726,451     $  26,348,882     $   24,250,000
                                                 --------------     --------------     -------------     --------------
                                                 --------------     --------------     -------------     --------------


INVESTMENT IN MORTGAGE LOANS
  (PERCENT OF NET ASSETS)                                                     0.0%                                 5.3%
                                                      Principal            Current         Principal            Current
Description                                         Outstanding              Value       Outstanding              Value
-----------------------------------------------------------------------------------------------------------------------
Flint, MI, First Mortgage, Office
 Building, 8.875%                                $            0     $            0     $   7,878,490     $    5,691,337
Lincoln, NE, First Mortgage, Office
 Building, 9.000%                                             0                  0         3,532,454          3,532,454
                                                 --------------     --------------     -------------     --------------
                                                 $            0     $            0     $  11,410,944     $    9,223,791
                                                 --------------     --------------     -------------     --------------
                                                 --------------     --------------     -------------     --------------



CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                            18.7%                                13.7%
(see pages F-14 and F-15 for detail)                       Face            Current              Face            Current
Description                                              Amount              Value            Amount              Value
-----------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                        $   33,456,969     $   33,093,237     $  23,889,343     $   23,852,233
                                                 --------------     --------------     -------------     --------------
                                                 --------------                        -------------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                 8.9%                                 1.1%
(see pages F-14 and F-15 for detail)                       Face            Current              Face            Current
Description                                              Amount              Value            Amount              Value
-----------------------------------------------------------------------------------------------------------------------
Marketable Securities                            $   16,100,000     $   15,824,199     $   2,000,000     $    1,979,008
                                                 --------------     --------------     -------------     --------------
                                                 --------------     --------------     -------------     --------------

OTHER ASSETS                                                                (2.0%)                               (2.4%)
(net of liabilities)                                                $   (3,661,926)                      $   (4,212,989)
                                                                    --------------                       --------------
TOTAL NET ASSETS                                                    $  177,239,965                       $  174,052,323
                                                                    --------------                       --------------
                                                                    --------------                       --------------


                                      F-13
                                   (CONTINUED)

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS


                                                                                 DECEMBER 31, 1994
                                                                    ------------------------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                  18.7%
                                                                               Face              Current
DESCRIPTION                                                                  Amount                Value
--------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Chemical  Bank, 6.25%, January 3, 1995                              $        90,000     $         90,000
Amoco Corp., 5.754%,  January 3, 1995                                     2,104,000            2,102,656
Pacificorp, 6.125%, January 12, 1995                                      2,000,000            1,991,867
Gateway Fuel Corp., 5.571%, January 17, 1995                              1,925,000            1,900,590
Norwest Financial Inc., 5.499%, January 17, 1995                          1,660,000            1,636,007
Greyhound Financial Corp., 6.215%, January 18, 1995                       1,944,000            1,932,987
PHH Corp Note, 5.928%, January 19, 1995                                   2,400,000            2,388,593

Merrill Lynch & Company Inc., 6.056%, January 25, 1995                      706,000              699,528
Associates Corp. of North Am., 5.828%, January 30, 1995                   2,300,000            2,277,144
Duracell Inc., 6.310%, January 30, 1995                                   2,396,000            2,373,122
Ford Motor Credit Corp., 5.841%,  February 1, 1995                        2,300,000            2,275,997
Goldman Sachs  Group, 5 .705%, February 2, 1995                           1,685,000            1,654,071
Sears Roebuck  Acceptance Corp., 6.120%, February 7, 1995                 1,000,000              988,572

Morgan Stanley Group Inc., 6.363%,  March 1, 1995                         1,000,000              985,370
Beneficial Corp, 6.349%, March 14, 1995                                   2,400,000            2,362,500
John Deere Capital Corp., 6.349%, March 14, 1995                          2,400,000            2,362,500
American General Financial Corp., 6.350%, March 15, 1995                  2,400,000            2,362,084
Toronto Dominion Holdings, 6.318%, March 15, 1995                         2,400,000            2,362,680
                                                                    ---------------     ----------------
TOTAL COMMERCIAL PAPER                                                   33,110,000           32,746,268


TOTAL CASH                                                                  346,969              346,969
                                                                    ---------------     ----------------

TOTAL CASH AND CASH EQUIVALENTS                                     $    33,456,969     $     33,093,237
                                                                    ---------------     ----------------
                                                                    ---------------     ----------------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                       8.9%
                                                                               Face              Current
DESCRIPTION                                                                  Amount                Value
--------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Bankers Trust NY Corp, 5.250%, January 16, 1995                     $     1,400,000     $      1,401,680
Republic National Bank of NY, 4.300%, March 8, 1995                       1,000,000              998,546
Golden Peanut Co., 6.455%, April 5, 1995                                  2,000,000            1,958,218
General Electric Capital Corp, 6.592%, April 18, 1995                     2,400,000            2,348,400
PNC Bank N.A., 5.820%, April 21, 1995                                     1,400,000            1,398,775

Nationsbank North Carolina, 5.400%, May 19, 1995                          1,500,000            1,511,807
Corporate Receivables Corp., 6.760%, May 23, 1995                         2,400,000            2,332,548
Province of Quebec, 6.887%, June 1, 1995                                  2,000,000            1,937,005
Bank of America NT & SA, 6.783%, June 5, 1995                             2,000,000            1,937,220
                                                                    ---------------     ----------------

Total Commercial Paper                                              $    16,100,000     $     15,824,199
                                                                    ---------------     ----------------
                                                                    ---------------     ----------------

                                      F-14
                                   (CONTINUED)

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS


                                                                                           DECEMBER 31, 1993
                                                                                   -------------------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                            13.7%
                                                                                            Face           Current
DESCRIPTION                                                                               Amount             Value
------------------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Rite Aid Corp., 3.350%, January 3, 1994                                            $     760,000     $     758,161
US West Communications, 3.500%, January 3, 1994                                        1,230,000         1,229,522
Merrill Lynch & Company Inc., 3.300%, January 5, 1994                                    205,000           204,718
Merrill Lynch & Company Inc., 3.350%, January 6, 1994                                    500,000           498,651
AT&T Capital Corp., 3.450%, January 7, 1994                                              242,000           241,791

CIESCO, 3.250%, January 7, 1994                                                        1,215,000         1,212,587
Asset Securitization Coop. Corp., 3.500%, January 10, 1994                               250,000           249,757
Merrill Lynch & Company Inc., 3.300%, January 10, 1994                                   385,000           383,906
Pennsylvania Power & Light Energy Trust, 3.250%, January 10, 1994                        935,000           933,227
International Lease Finance Corp., 3.250%, January 11, 1994                            1,000,000           997,562

Xerox Credit Corp., 3.400%, January 12, 1994                                           1,218,000         1,216,159
Weyerhauser Mortgage Company, 3.280%, January 13, 1994                                 1,260,000         1,256,097
Falcon Asset Securitization Corp., 3.450%, January 14, 1994                              550,000           546,996
Kmart Corp., 3.350%, January 18, 1994                                                  1,000,000           998,139
Province of Quebec, 3.250%, January 21, 1994                                           1,215,000         1,211,051

General Electric Capital Corp., 3.400%, January 24, 1994                                 200,000           198,716
International Lease Finance Corp., 3.450%, January 24, 1994                              130,000           129,689
PHH Corp., 3.250%, January 24, 1994                                                    1,260,000         1,255,223
PREFCO, 3.330%, January 24, 1994                                                         925,000           921,064
Smith Barney Shearson Inc., 3.280%, January 24, 1994                                   1,215,000         1,210,572

Corporate Asset Funding Co. Inc., 3.340%, January 26, 1994                               436,000           433,128
Pepsico Inc., 3.180%, January 28, 1994                                                 1,220,000         1,215,797
Corporate Asset Funding Co., 3.220%, February 1, 1994                                    780,000           776,721
Goldman Sachs Group, L.P., 3.350%, February 10, 1994                                   1,000,000           993,207
Student Loan Marketing Assoc., 3.125%, February 10, 1994                               3,000,000         3,029,128

Beneficial Corp. Note, 3.220%, February 17, 1994                                       1,215,000         1,208,697
Asset Securitization Coop Corp., 3.300%, February 25, 1994                               268,000           266,624
                                                                                   -------------     -------------
TOTAL COMMERCIAL PAPER                                                                23,614,000        23,576,890


TOTAL CASH                                                                               275,343           275,343
                                                                                   -------------     -------------

TOTAL CASH AND CASH EQUIVALENTS                                                    $  23,889,343     $  23,852,233
                                                                                   -------------     -------------
                                                                                   -------------     -------------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                 1.1%
                                                                                            Face           Current
DESCRIPTION                                                                               Amount             Value
------------------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Ford Motor Credit Corp., 3.340%, March 2, 1994                                     $   1,000,000     $     990,815
General Electric Capital Corp., 3.220%, February 14, 1994                              1,000,000           988,193
                                                                                   -------------     -------------

Total Commercial Paper                                                             $   2,000,000     $   1,979,008
                                                                                   -------------     -------------
                                                                                   -------------     -------------

          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-16 THROUGH F-20.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  FOR YEARS ENDED DECEMBER 31, 1994, 1993, 1992


GENERAL

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the "Partnership"), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America ("The Prudential"), Pruco Life Insurance Company ("Pruco Life"), and Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are The Prudential, Pruco Life and Pruco Life of New Jersey.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

The Partnership's investments are valued on a daily basis, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net assets of the Partnership are valued using the current value of its investments as described in Notes 1A and 1B below, plus an estimate of net income from operations reduced by any liabilities of the Partnership.

The periodic adjustments to property and mortgage loan values described in Notes 1A and 1B below and the corrections of previous estimates of net income are made on a prospective basis. There can be no assurance that all such adjustments and estimates will be made timely.

Shares of the Partnership are sold to The Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account, and Pruco Life of New Jersey Variable Contract Real Property Account, (the "Real Property Accounts") at the current share value of the Partnership's net assets. Share value is calculated by dividing the current value of net assets of the Partnership as determined below by the number of shares outstanding. A Contract owner participates in the Partnership through interests in the Real Property Accounts.

Note 1:   Summary Of Significant Accounting Policies

          A: Real Estate Owned and Interest in Properties - The Partnership's investments in real estate owned and interests in properties are initially valued at their purchase price. Thereafter, current values are based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) which are ordinarily obtained on an annual basis.

               The Chief Appraiser of the Prudential Comptroller's Department Valuation Unit is responsible to assure that the valuation process provides independent and accurate current value estimates. In the interest of maintaining and monitoring the independence and the accuracy of the appraisal process, the Comptroller of The Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; develops a standard package of information to be supplied to the appraisers; reviews and provides comments on all external appraisals and a sample of internal appraisals; assists in developing policy and procedures and assists in the evaluation of the performance and competency of external appraisers. The property valuations are reviewed quarterly by The Prudential Comptroller's Department Valuation Unit and the Chief Appraiser and adjusted if there has been any significant changes related to the property since the most recent independent appraisal.

               The purpose of an appraisal is to estimate the current value of a property as of a specific date. Current value has been defined as the most probable price for which the appraised property will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. This estimate of current value generally is a correlation of three approaches, all of which require the exercise of subjective judgement. The three approaches are: (1) current cost of reproducing a property less deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single - year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one generally most appropriate for the type of property in the market.

          B: Mortgage Loans - Investment in mortgage loans which mature in the current year are carried at the amount of unpaid principal. Impaired loans are valued at the lower of the current value as described above or the current value of the underlying property determined as described in Note 1A.

          C: Revenue Recognition - Rent from properties consists of all amounts earned under tenant operating leases including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Revenue from leases which provide for scheduled rent increases is recognized as billed.

          D: Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at market value.

          E: Marketable Securities - Marketable securities are highly liquid investments with maturities of more than three months when purchased and are carried at market value.

          F: Federal Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

               The bases of the Partnership's assets and liabilities for federal income tax purposes are the same as the amounts reported on the statements of assets and liabilities except for the investment in properties. The tax basis of the properties is $148,001,027 at December 31, 1994 and $146,917,984 at December 31, 1993.

          G: Change in Accounting Policy - As of December 31, 1991, the financial statements are prepared on a current value basis. This represents a change in accounting policy from financial statements prior to the year ended December 31, 1991 which utilized the historical cost basis of accounting and provided only supplementary information on current values. Since the unit values under Contracts participating in the Partnership are determined using the current value basis of investments (see General Note), this basis is deemed more meaningful to the investor than a historical cost basis.

          H: Reclassifications - Certain reclassifications have been made to the 1992 and 1993 financial statements to conform to those used in 1994.

Note 2: Obligation Under Capital Lease

The Partnership maintains an interest in a leasehold estate consisting of six one-story industrial warehouse buildings located in Pomona, California. In conjunction with this interest, the Partnership assumed assignment of a ground lease agreement which expires in November 2078, with no renewal options. The annual ground lease payments after November 1994, and for each 10 year increment thereafter, are subject to increase 50% of the increase in the Consumer Price Index during the previous period. For 1995, the annual ground lease payment will increase $126,450 to $376,450. The ground lease contains a purchase option exercisable from November 1994 to November 1997 at a fixed price of $4,000,000. Future minimum ground lease payments under capital lease at December 31, 1994 are as follows:


          1995                                                  $   376,450
          1996                                                      376,450
          Thereafter                                              4,062,742
                                                                -----------
          Total minimum ground lease payments                     4,815,642
          Less amount representing interest                       1,010,816
                                                                -----------
          Present value of minimum ground lease payments        $ 3,804,826
                                                                -----------
                                                                -----------

Note 3: Investment In Mortgage Loans

At December 31, 1993, the Partnership had an investment in two mortgage loans with a current value totalling $9,223,791 with interest rates of 8.875% and 9%. Both loans were scheduled to mature in 1994. The Partnership received a final payment in May 1994 of $3,543,892 which satisfied the terms of the loan on the property in Lincoln, NE. On July 1, 1994, the Partnership foreclosed on the Flint, MI mortgage loan under a voluntary conveyance of the property by the mortgagor. The Partnership took title to the property at the expiration of the
redemption period on January 3, 1995.   The property is reported as investment
in property in the December 31, 1994 financial statements and is carried at its current value.

Note 4:  Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 1995 to 2009. At December 31, 1994, future minimum base rental income under non-cancelable operating leases by year, and in the aggregate are shown below. Although these are non-cancelable leases, there is no assurance that all amounts will be received.


   Year Ending
   December 31,
   -----------
          1995                                                 $ 10,791,000
          1996                                                    9,562,000
          1997                                                    7,667,000
          1998                                                    5,869,000
          1999                                                    5,189,000
          Thereafter                                             20,877,000
                                                               ------------
          Total                                                $ 59,955,000
                                                               ------------
                                                               ------------

Note 5: Transactions with affiliates

Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1994, 1993 and 1992 management fees incurred by the Partnership were $2,287,816; $2,269,206 and $2,405,024, respectively.

The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the years ended December 31, 1994, 1993 and 1992 were $95,015; $119,467 and $147,254, respectively and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by The Prudential and one of its subsidiaries. At December 31, 1994 and 1993, these properties had total assets of $11,748,222 and $46,911,411 and liabilities of $150,964 and $33,306, respectively. For the years ended December 31, 1994, 1993 and 1992, these properties had revenues of $4,939,354, $5,931,236 and $5,909,188 and expenses of $1,611,108, $1,847,049 and $1,913,997, respectively.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential to provide property management services at the Unit warehouses, the Bolingbrook, IL warehouse, and through August, 1993 at the Azusa and Pomona warehouses. The property management fee earned by PREMISYS for the years ended December 31, 1994, 1993 and 1992 were $92,382; $89,684 and $105,664 respectively.

Note 6:  Line Of Credit

The Partnership established a $10 million unsecured revolving line of credit with First Fidelity Bank, N.A., which will be drawn upon as needed for potential liquidity needs. The annual cost of maintaining the line of credit is 0.1875% of the total line of credit. As of December 31, 1994, no drawdowns had occurred.

Note 7:  Commitment from Partner

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the committment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this committment for property purchases as of December 31, 1994 is approximately $51.6 million.

Note 8:  Net Realized Loss on Investments

On October 7, 1994, the Partnership sold its 50% ownership interest in the two warehouses located in Atlanta, GA and the warehouses located in Desoto, TX; Fort Worth, TX; Shreveport, LA; Bedford Park, IL; and Normal, IL. The net proceeds on the sale were $19,014,872 resulting in a realized loss of $1,237,385.

On August 9, 1993, the Partnership sold its Denver, Colorado warehouse facility. The proceeds, net of related costs, amounted to approximately $2,561,000. The sale of the warehouse resulted in a realized loss of approximately $1,451,000.

On September 2, 1993, the Partnership sold one of the Jacksonville, Florida warehouse/distribution buildings in which the Partnership owned a 50% interest. The proceeds, net of related costs, amounted to approximately $1,380,000, resulting in a realized loss of approximately $220,000.

On October 29, 1993, the Partnership sold its interest in the Unit warehouse located in Hightstown, New Jersey. The proceeds, net of related costs, were approximately $786,000, resulting in a realized loss of approximately $792,000.

Note 9:  Committment to Purchase

The Partnership has a committment to purchase a 250 - unit garden apartment community located in Raleigh, North Carolina at a purchase price of approximately $14 million. The apartment community which is currently under construction is expected to be completed in June, 1995. In conjunction with the purchase of the property, the Partnership will enter into an agreement to make a second funding for not more than $1,950,000 should the property meet certain income and occupancy requirements. This would increase the Partnership's total committment to approximately $16 million.

Note 10: Per Share Information (For a share outstanding throughout the period)


                                                           01/01/94       01/01/93       01/01/92       01/01/91       01/01/90
                                                                 to             to             to             to             to
                                                           12/31/94       12/31/93       12/31/92       12/31/91       12/31/90
                                                          ----------     ----------     ----------     ----------     ----------
Rent from properties                                      $   1.2754     $   1.1659     $   1.0727     $   0.9899     $   0.9479
Income from interest in properties                        $   0.1838     $   0.2139     $   0.1970     $   0.1791     $   0.1533
Interest on mortgage loans                                $   0.0082     $   0.0755     $   0.0711     $   0.0663     $   0.0654
Interest from short-term investments                      $   0.1226     $   0.0549     $   0.0653     $   0.1151     $   0.1202
                                                          ----------     ----------     ----------     ----------     ----------

INVESTMENT INCOME                                         $   1.5900     $   1.5102     $   1.4061     $   1.3504     $   1.2868
                                                          ----------     ----------     ----------     ----------     ----------
                                                          ----------     ----------     ----------     ----------     ----------

Investment management fee                                 $   0.1786     $   0.1673     $   0.1642     $   0.1669     $   0.1591
Real estate tax expense                                   $   0.1399     $   0.1465     $   0.1488     $   0.1168     $   0.1010
Administrative expenses                                   $   0.1103     $   0.1187     $   0.1046     $   0.0946     $   0.0910
Operating expenses                                        $   0.1332     $   0.1209     $   0.1241     $   0.0948     $   0.0776
Interest expense                                          $   0.0255     $   0.0236     $   0.0215     $   0.0193     $   0.0186
                                                          ----------     ----------     ----------     ----------     ----------
EXPENSES                                                  $   0.5875     $   0.5770     $   0.5632     $   0.4924     $   0.4473
                                                          ----------     ----------     ----------     ----------     ----------
                                                          ----------     ----------     ----------     ----------     ----------

NET INVESTMENT INCOME                                     $   1.0025     $   0.9332     $   0.8429     $   0.8580     $   0.8395
                                                          ----------     ----------     ----------     ----------     ----------
                                                          ----------     ----------     ----------     ----------     ----------

Net realized loss on investments sold                     $  (0.0966)    $  (0.1816)    $   0.0000     $   0.0000     $   0.0000
Net unrealized gain/(loss) on investments                 $   0.2169     $   0.0152     $  (1.1359)    $  (0.7770)    $  (0.1543)
                                                          ----------     ----------     ----------     ----------     ----------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                                $   0.1203     $  (0.1664)    $  (1.1359)    $  (0.7770)    $  (0.1543)
                                                          ----------     ----------     ----------     ----------     ----------

Net increase/(decrease) in share value                    $   1.1228     $   0.7668     $  (0.2930)    $   0.0810     $   0.6852

Share Value at beginning of period                        $  13.3564      $ 12.5896      $ 12.8826      $ 12.8016      $ 12.1164
                                                          ----------     ----------     ----------     ----------     ----------

Share Value at end of period                              $  14.4792      $ 13.3564      $ 12.5896      $ 12.8826      $ 12.8016
                                                          ----------     ----------     ----------     ----------     ----------
                                                          ----------     ----------     ----------     ----------     ----------

Ratio of expenses to average net assets                      4.27%          4.44%          4.47%          3.81%          3.58%

Ratio of net investment income to
 average net assets                                          7.29%          7.17%          6.69%          6.63%          6.72%

Number of shares outstanding at
 end of period (000's)                                      12,241         13,031         14,189         14,993         16,175

ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE. PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G.

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
              SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                        DECEMBER 31, 1994
         ----------------------------------------------------------



                            Initial Costs to Partnership                  Costs
                          ----------------------------------------     Capitalized
                                                      Buildings &     Subsequent to
Description               Encumbrances     Land       Improvements     Acquisition
----------------------------------------------------------------------------------------------------------------
Properties:

Warehouse
Azusa, CA                      None     $6,638,694    $10,741,233       $839,318(b)

Office Building
Lisle, IL                      None      1,780,000     15,743,881            541

Garden Apartments
Atlanta, GA                    None      3,631,212     11,168,904        509,077(e)

Warehouse
Pomona, CA                     None      3,412,636(d)  19,091,210        611,743

Retail Shopping Center
Roswell, GA                    None      9,454,622     21,513,677        637,671

Office Building
Morristown, NJ                 None      2,868,660     12,958,451      2,616,577

Office/Warehouse
Bolingbrook, IL                None      1,373,199      7,302,518        239,781

Garden Apartments
Farmington Hills, MI           None      1,550,000     11,744,571        265,478

Office Park
Flint, MI                      None      1,119,512      6,343,902              0
                               ------------------------------------------------------
                                 $0    $31,828,535   $116,608,347     $5,720,186
                               ======================================================


                                                Gross Amount at Which
                                              Carried at Close of Period
                         --------------------------------------------------------------
                                        Buildings &                         Year of             Date
Description                  Land       Improvements  Total (a)(b)(c)    Construction         Acquired
--------------------------------------------------------------------------------------------------------
Properties:

Warehouse
Azusa, CA                $6,478,884    $11,740,361    $18,219,245           1986              Apr., 1988

Office Building
Lisle, IL                 1,780,000     15,744,422     17,524,422           1985              Apr., 1988

Garden Apartments
Atlanta, GA               3,631,212     11,677,981     15,309,193           1987              Apr., 1988

Warehouse
Pomona, CA                3,412,636     19,702,953     23,115,589           1984              Apr., 1988

Retail Shopping Center
Roswell, GA               9,462,951     22,143,019     31,605,970           1988              Jan., 1989

Office Building
Morristown, NJ            2,868,660     15,575,028     18,443,688           1981              Aug., 1988

Office/Warehouse
Bolingbrook, IL           1,373,199      7,542,299      8,915,498           1989              Feb., 1990

Garden Apartments
Farmington Hills, MI      1,583,320     11,976,729     13,560,049           1988              Jan., 1990

Office Park
Flint, MI                 1,119,512      6,343,902      7,463,414           1986              Jan., 1995
                        -------------------------------------------------
                        $31,710,374   $122,446,694   $154,157,068
                        =================================================


(a) Balance at
     December 31,
     1993, 1992, 1991,
     respectively      $145,532,430   $148,499,390   $146,414,277
      Additions:
       Acquisition        7,463,414              0              0
       Improvements,
        etc.              1,161,224      1,044,906      2,085,113
      Deletions:
       Sale                       0     (4,011,866)             0
                       ------------    --------------------------
    Balance at
     December 31,
     1994, 1993, 1992,
     respectively      $154,157,068   $145,532,430   $148,499,390
                       ------------    --------------------------
                       ------------    --------------------------

(b) Net of payments received from seller under guarantees of occupancy rates and operating income of $(421,663).

(c) Balance of real estate owned on a tax basis at December 31, 1994 is $148,001,027.

(d) Represents land under capital lease.

(e) Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
            SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                DECEMBER 31, 1994
    ------------------------------------------------------------------------


                                            Initial Costs to Partnership                    Costs
                                          ---------------------------------------------  Capitalized
                                                                         Buildings &    Subsequent to
Description                                Encumbrances        Land      Improvements    Acquisition
-------------------------------------------------------------------------------------------------------
Interest in Properties:

Warehouse/Distribution
Jacksonville, FL                                None          $231,119     $1,073,849            $11

Warehouse/Distribution
Jacksonville, FL                                None           176,256        818,935          7,257

Warehouse/Distribution
Jacksonville, FL                                None           255,545      1,187,335             14

Warehouse/Distribution
Jacksonville, FL                                None           415,548      1,930,761         12,112
                                           ------------------------------------------------------------
                                                 $0         $1,078,468     $5,010,880        $19,394
                                           ============================================================


                                                              Gross Amount at Which
                                                           Carried at Close of Period
                                           ------------------------------------------------------
                                                           Buildings &                     Year of           Date
Description                                      Land     Improvements       Total(a)(b) Construction      Acquired
----------------------------------------------------------------------------------------------------------------------------------
Interest in Properties:

Warehouse/Distribution
Jacksonville, FL                               $231,119     $1,073,860     $1,304,979         1988       Jan., 1990

Warehouse/Distribution
Jacksonville, FL                                176,256        826,192      1,002,448         1986       Jan., 1990

Warehouse/Distribution
Jacksonville, FL                                255,545      1,187,349      1,442,894         1982       Jan., 1990

Warehouse/Distribution
Jacksonville, FL                                415,548      1,942,873      2,358,421         1979       Jan., 1990
                                           -------------------------------------------
                                             $1,078,468     $5,030,274     $6,108,742
                                           ===========================================


(a) Balance at December 31,
     1993, 1992, 1991,
     respectively                           $26,348,882    $29,492,913    $29,023,296
      Additions:
       Improvements                              12,087        34,237        469,617
      Deletions:
       Sales                                (20,252,227)   (3,178,268)             0
                                            -----------    -----------    -----------
    Balance at December 31,
     1994, 1993, 1992,
     respectively                            $6,108,742    $26,348,882    $29,492,913
                                            =========================================

(b) Balance of real estate owned on a tax basis at December 31, 1994 is $6,108,742.


THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                      DECEMBER 31, 1994

----------------------------------------------------------------------



                                                                                                                    Principal
                                                  Periodic                       Face         Principal          Amount of Loans
                    Interest            Final      Payment        Prior        Amount of     Outstanding      Subject to Delinquent
Description           Rate             Maturity    Terms (1)       Liens        Mortgages   12/31/94(2)(3)     Principal or Interest
------------------------------------------------------------------------------------------------------------------------------------
First Mortgages
Office Buildings:


Flint, MI           8.875%           May, 1994        (a)           None       $8,700,000         $0 (4)               $0

Lincoln, NE         9.000%           May, 1994        (b)           None        3,750,000          0                    0
                                                                              -----------   -------------- -----------------
                                                                              $12,450,000         $0                   $0
                                                                              ===========   ============== =================


(1)  Periodic Payment Terms-Mortgage loans are payable at level amounts over life to maturity, with balloon payments due and payable at maturity.

     (a)  The balance due at maturity is $7,796,520. There is no provision for prepayment or extension of the loan.

     (b)  The balance due at maturity is $3,515,332. The loan may be prepaid subject to conditions designed to maintain the yield on the investment.


(2)  Balance at December 31, 1993, 1992, 1991, respectively       $11,410,944         $11,613,903    $11,800,467
      Deductions:
      Collections of Principal                                     (3,947,530)           (202,959)      (186,564)
      Foreclosure                                                  (7,463,414)                  0              0
                                                                  -----------         -----------    -----------

     Balance at December 31, 1994, 1993, 1992, respectively                $0         $11,410,944    $11,613,903
                                                                  ===========         ===========    ===========

(3)  Balance of mortgage loans on a tax basis at December 31, 1994 is $0.

(4)  See Note 3 to financial statements.