Form 10-Q
period 1995-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1995-08-11
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended June 30, 1995

                                       OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20018


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                 in respect of

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                   ------------------------------------------
                              REAL PROPERTY ACCOUNT
                   ------------------------------------------
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

                                (800) 445-4571
              ---------------------------------------------------
              (Registrant's Telephone Number, including area code)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     YES  X   NO  _

       PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 (Registrant)

                                    INDEX
                                    -----

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

     A.  PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets - June 30, 1995 (Unaudited) and
         December 31, 1994                                                    3

         Statements of Operations (Unaudited) - Three and Six Months
         Ended June 30, 1995 and 1994                                         3

         Statements of Changes in Net Assets - Six Months Ended
         June 30, 1995 (Unaudited) and Year Ended December 31, 1994           4

         Notes to the Financial Statements (Unaudited)                        5

     B.  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Statements of Assets and Liabilities - June 30, 1995
         (Unaudited) and December 31, 1994                                    7

         Statements of Operations (Unaudited) - Three and Six
         Months Ended June 30, 1995 and 1994                                  8

         Statements of Changes in Net Assets - Six Months Ended
         June 30, 1995 (Unaudited) and Year Ended December 31, 1994           9

         Statements of Cash Flows (Unaudited) - Six Months Ended
         June 30, 1995 and 1994                                              10

         Schedule of Investments - June 30, 1995 (Unaudited) and
         December 31, 1994                                                   11

         Notes to the Financial Statements (Unaudited)                       14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18

PART II - OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings                                                  23

Item 2.   Changes in Securities                                              23

Item 3.   Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                   23

PART III - SIGNATURES                                                        24
- ---------------------


                                   FINANCIAL STATEMENTS OF
               PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                                  STATEMENTS OF NET ASSETS

                                                                June 30, 1995
                                                                  (Unaudited)        December 31, 1994
                                                                --------------       -----------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership                                      $  7,096,064           $  6,851,923
                                                                 ------------           ------------
                                                                 ------------           ------------
NET ASSETS, representing:
Equity of Contract Owners                                        $  6,430,822           $  6,018,239
Equity of Pruco Life Insurance Company of New Jersey                  665,242                833,684
                                                                 ------------           ------------
                                                                 $  7,096,064           $  6,851,923
                                                                 ------------           ------------
                                                                 ------------           ------------


                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                       Six Months Ended          Three Months Ended
                                                            June 30,                   June 30,
                                                    -----------------------    -----------------------
                                                       1995         1994          1995         1994
                                                    ----------   ----------    ----------   ----------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations   $  262,848   $  223,494    $  133,585   $  107,458

EXPENSES:
Asset Based Charges to Contract Owners (Note 3)         18,286       17,539         9,303        8,592
                                                    ----------   ----------    ----------   ----------

NET INVESTMENT INCOME                                  244,562      205,955       124,282       98,866
                                                    ----------   ----------    ----------   ----------

NET UNREALIZED GAIN/(LOSS)
ON INVESTMENTS IN PARTNERSHIP                          (18,708)     (82,120)       46,840      (10,510)
                                                    ----------   ----------    ----------   ----------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                           $  225,854   $  123,835    $  171,122   $   88,356
                                                    ----------   ----------    ----------   ----------
                                                    ----------   ----------    ----------   ----------


                    SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                                   FINANCIAL STATEMENTS OF
               PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                             STATEMENTS OF CHANGES IN NET ASSETS


                                                                  Six Months
                                                                     Ended
                                                                 June 30, 1995           Year Ended
                                                                  (Unaudited)        December 31, 1994
                                                                ---------------      -----------------
OPERATIONS:

Net Investment Income                                             $    244,562           $    438,732

Net Unrealized Gain/(Loss)
  on Investments in Partnership                                        (18,708)                57,089
                                                                  ------------           ------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                              225,854                495,821
                                                                  ------------           ------------

CAPITAL TRANSACTIONS:

Net Contributions/(Withdrawals) by Contract Owners                     213,249               (337,574)

Net Contributions/(Withdrawals) by Pruco Life
  Insurance Company of New Jersey                                     (194,962)               373,097
                                                                  ------------           ------------
NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                     18,287                 35,523
                                                                  ------------           ------------

TOTAL INCREASE IN NET ASSETS                                      $    244,141           $    531,344

NET ASSETS:
Beginning of period                                               $  6,851,923           $  6,320,579
                                                                  ------------           ------------
End of period                                                     $  7,096,064           $  6,851,923
                                                                  ------------           ------------
                                                                  ------------           ------------


                    SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                         NOTES TO THE FINANCIAL STATEMENTS OF
           PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  June 30, 1995
                                   (Unaudited)

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

Note 2:  Summary of Significant Accounting Policies

            A.   General

                 The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Partner's December 31, 1994 Annual Report on Form 10-K.

            B.   Investment in Partnership Interest

                 The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in Note 1 to the Partnership's financial statements. At June 30, 1995 the Real Property Account's interest in the Partnership, based on current value equity was 3.9% or 473,226 shares.

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

Note 3:   Asset Based Charges

              Mortality risk and expense risk charges and charges for administration are applied daily against the net assets representing equity of Contract Owners investing in the Real Property Account, at an effective annual rate as shown below for each of Pruco Life of New Jersey's separate accounts investing in the Real Property Account:

              ------------------------------------------------------------------
                 Variable Insurance Account                             0.35%
                 Variable Appreciable Account                           0.60%
                 Single Premium Variable Life Account                   1.25%
                 Single Premium Variable Annuity Account                1.25%
              ------------------------------------------------------------------

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

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF ASSETS AND LIABILITIES


                                                                        June 30, 1995
                                                                         (Unaudited)       December 31, 1994
                                                                        -------------      -----------------

ASSETS:

Properties at current value
  (cost $168,208,801and $154,157,068
  respectively) (Note 1)                                                 $139,446,531        $126,258,004
Interest in properties at current value
  (cost $6,132,515 and $6,108,742
  respectively) (Note 1)                                                    6,111,832           5,726,451
Cash and cash equivalents                                                  34,714,022          33,093,237
Marketable securities                                                       4,593,468          15,824,199
Other assets and accounts receivable
  (net of allowance for uncollectible
  amounts of $164,940 and $128,336 respectively)                            1,618,846           2,218,095
                                                                         ------------        ------------

Total Assets                                                             $186,484,699        $183,119,986
                                                                         ------------        ------------
                                                                         ------------        ------------


LIABILITIES:

Obligation under capital lease                                           $  3,715,358        $  3,804,836
Accounts payable and accrued expenses                                       1,072,654             805,066
Due to affiliates (Note 2)                                                    611,692             624,206
Other liabilities                                                             594,046             645,913
                                                                         ------------        ------------

Total liabilities                                                           5,993,750           5,880,021
                                                                         ------------        ------------


NET ASSETS:

Partners' Equity                                                          180,490,949         177,239,965
                                                                         ------------        ------------

                                                                         $186,484,699        $183,119,986
                                                                         ------------        ------------
                                                                         ------------        ------------

Number of shares outstanding at end of period                              12,036,684          12,241,034
                                                                         ------------        ------------
                                                                         ------------        ------------

Share Value at end of period                                                   $15.00              $14.48
                                                                               ------              ------
                                                                               ------              ------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         Six Months Ended            Three Months Ended
                                                                              June 30,                      June 30,
                                                                    ---------------------------   ---------------------------

                                                                        1995           1994           1995           1994
                                                                    ------------   ------------   ------------   ------------

INVESTMENT INCOME:

Rent from properties                                                $  9,003,242   $  7,764,381    $ 4,530,845   $  3,849,143
Income from interest in properties                                       310,449      1,478,641        161,041        673,770
Interest on mortgage loans                                                     0        105,695              0         26,382
Interest from short-term investments                                   1,558,962        537,682        793,632        318,106
                                                                    ------------   ------------    -----------   ------------
                                                                      10,872,653      9,886,399      5,485,518      4,867,401
                                                                    ------------   ------------    -----------   ------------

EXPENSES:

Investment management fee (Note 2)                                     1,142,684      1,128,229        573,596        566,313
Real estate tax expense                                                1,075,630        990,975        466,006        513,253
Administrative expenses                                                  839,548        625,950        447,428        305,003
Operating expenses                                                       831,919        823,297        474,418        441,975
Interest expense                                                         230,289        163,500        115,145         81,750
                                                                    ------------   ------------    -----------   ------------
                                                                       4,120,070      3,731,951      2,076,593      1,908,294
                                                                    ------------   ------------    -----------   ------------

NET INVESTMENT INCOME                                                  6,752,583      6,154,448      3,408,925      2,959,107
                                                                    ------------   ------------    -----------   ------------


NET UNREALIZED GAIN/(LOSS)
ON INVESTMENTS                                                          (501,599)    (2,261,383)     1,193,930       (289,410)
                                                                    ------------   ------------    -----------   ------------


NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                           $  6,250,984   $  3,893,065    $ 4,602,855   $  2,669,697
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS


                                             Six Months
                                                Ended
                                            June 30, 1995        Year Ended
                                             (Unaudited)      December 31, 1994
                                            ------------      -----------------

OPERATIONS:

Net Investment Income                       $  6,752,583         $ 12,848,199
Net Unrealized Gain/(Loss) on Investments       (501,599)           1,339,443
                                            ------------         ------------


NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                      6,250,984           14,187,642
                                            ------------         ------------


CAPITAL TRANSACTIONS:

Withdrawals by partners
  (204,350 and 790,390,
  shares respectively)                        (3,000,000)         (11,000,000)
                                            ------------         ------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                     (3,000,000)         (11,000,000)
                                            ------------         ------------


TOTAL INCREASE IN NET ASSETS                   3,250,984            3,187,642

NET ASSETS:

  Beginning of period                        177,239,965          174,052,323
                                            ------------         ------------
  End of period                             $180,490,949         $177,239,965
                                            ------------         ------------
                                            ------------         ------------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Six Months           Six Months
                                                                            Ended                Ended
                                                                        June 30, 1995        June 30, 1994
                                                                        -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                     $  6,250,984        $  3,893,065
Adjustments to reconcile net increase in net assets
  resulting from operations to net cash provided by
  operating activities:
    Net unrealized loss on investments                                        501,599           2,261,383
    Changes in assets and liabilities:
     (Increase)/Decrease in other assets
      and accounts receivable                                                 599,249             (42,103)
     (Increase)/Decrease in marketable securities                          11,230,731          (2,454,426)
     Decrease in obligation under capital lease                               (89,479)            (86,500)
     Increase in accounts payable
      and accrued expenses                                                    267,588              77,311
     Decrease in due to affiliates                                            (12,514)            (92,203)
     Decrease in other liabilities                                            (51,867)            (28,948)
                                                                         ------------        ------------

Net cash provided by operating activities                                  18,696,291           3,527,579
                                                                         ------------        ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                                 (13,760,531)                  0
  Capital improvements on real estate owned                                  (291,202)           (527,255)
  Capital improvements on interest in properties                              (23,773)                  0
  Principal repayments received on mortgage loans                                   0           3,547,906
                                                                         ------------        ------------

  Net cash provided by/(used in) investing activities                     (14,075,506)          3,020,651
                                                                         ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Withdrawals                                                                (3,000,000)                  0
                                                                         ------------        ------------

Net cash used in financing activities                                      (3,000,000)                  0
                                                                         ------------        ------------


Net increase in cash and cash equivalents                                   1,620,785           6,548,230

CASH AND CASH EQUIVALENTS - Beginning of period                            33,093,237          23,852,233
                                                                         ------------        ------------

CASH AND CASH EQUIVALENTS - End of period                                $ 34,714,022        $ 30,400,463
                                                                         ------------        ------------
                                                                         ------------        ------------


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES
  Foreclosure on mortgage loan (Note 5)                                  $          0        $  5,675,884
                                                                         ------------        ------------
                                                                         ------------        ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                          $    376,450        $    250,000
                                                                         ------------        ------------
                                                                         ------------        ------------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                                June 30, 1995                       December 31, 1994
                                                                 (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (Percent of Net Assets)                                77.3%                                   71.2%
                                                                              Current                                 Current
Location                Description                          Cost               Value                Cost               Value
- -------------------------------------------------------------------------------------------------------------------------------

Azusa, CA               Warehouse                   $  18,252,202       $  14,904,111       $  18,219,245       $  15,426,651
Lisle, IL               Office Building                17,524,421          12,900,000          17,524,421          12,000,000
Atlanta, GA             Garden Apartments              15,369,903          12,230,830          15,309,193          11,903,533
Pomona, CA (a)          Warehouse                      23,145,013          15,655,456          23,115,589          16,353,556
Roswell, GA             Retail Shopping Center         31,618,820          32,009,880          31,605,970          32,500,000
Morristown, NJ          Office Building                18,524,712           9,565,854          18,443,689           9,825,401
Bolingbrook, IL         Warehouse                       8,930,578           7,300,000           8,915,498           7,009,907
Farmington Hills, MI    Garden Apartments              13,567,682          13,505,569          13,560,049          13,538,956
Flint, MI               Office Building                 7,514,939           7,614,300           7,463,414           7,700,000
Raleigh, NC             Garden Apartments              13,760,531          13,760,531                   0                   0
                                                    -------------       -------------       -------------       -------------
                                                    $ 168,208,801       $ 139,446,531       $ 154,157,068       $ 126,258,004
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------

(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.


INVESTMENT IN INTEREST IN PROPERTIES (Percent of Net Assets)                     3.4%                                    3.2%
                                                                              Current                                 Current
Location                Description                          Cost               Value                Cost               Value
- -------------------------------------------------------------------------------------------------------------------------------

Jacksonville, FL        Warehouse/Distribution      $   1,316,811       $   1,211,832       $   1,304,979       $   1,150,000
Jacksonville, FL        Warehouse/Distribution          1,002,448           1,050,000           1,002,448           1,000,000
Jacksonville, FL        Warehouse/Distribution          1,442,894           1,400,000           1,442,894           1,375,000
Jacksonville, FL        Warehouse/Distribution          2,370,362           2,450,000           2,358,421           2,201,451
                                                    -------------       -------------       -------------       -------------
                                                    $   6,132,515       $   6,111,832       $   6,108,742       $   5,726,451
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------


CASH AND CASH EQUIVALENTS (Percent of Net Assets)                               19.2%                                   18.7%
(see pages 12 and 13 for detail)                             Face             Current                Face             Current
Description                                                Amount               Value              Amount               Value
- -------------------------------------------------------------------------------------------------------------------------------

Commercial Paper and Cash                           $  34,936,091       $  34,714,022       $  33,456,969       $  33,093,237
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------


MARKETABLE SECURITIES (Percent of Net Assets)                                    2.5%                                    8.9%
(see pages 12 and 13 for detail)                             Face             Current                Face             Current
Description                                                Amount               Value              Amount               Value
- -------------------------------------------------------------------------------------------------------------------------------

Marketable Securities                               $   4,628,000       $   4,593,468       $  16,100,000       $  15,824,199
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------


OTHER ASSETS (Percent of Net Assets)                                             (2.4%)                                  (2.0%)
(net of liabilities)                                                    $  (4,374,904)                          $  (3,661,926)
                                                                        -------------                           -------------

TOTAL NET ASSETS                                                        $ 180,490,949                           $ 177,239,965
                                                                        -------------                           -------------
                                                                        -------------                           -------------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS
                                   (Unaudited)


                                                                                                       June 30, 1995
                                                                                            -----------------------------------
CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                       19.2%
                                                                                                     Face             Current
Description                                                                                        Amount               Value
- -------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Bell Atlantic Financial, 6.05%, July 3, 1995                                                $   2,630,000       $   2,627,348
PHH Corp., 6.25%, July 5, 1995                                                                    600,000             599,479
Whirlpool Financial Corp., 5.96%, July 5, 1995                                                  2,500,000           2,485,928
Allied-Signal Inc., 6.12%, July 6, 1995                                                           660,000             659,327
Aristar Inc., 6.02%, July 6, 1995                                                               2,530,000           2,515,192
Duracell Inc., 6.25%, July 6, 1995                                                              1,100,000           1,098,854

Riverwoods Funding Corp., 5.95%, July 6, 1995                                                   1,000,000             994,215
Pennsylvania Power & Light, 6.15%, July 7, 1995                                                   500,000             499,146
PHH Corp., 6.00%, July 7, 1995                                                                    700,000             694,167
USL Capital Corp., 6.07%, July 7, 1995                                                            900,000             898,634
Finova Capital Corp., 6.00%, July 13, 1995                                                      2,300,000           2,285,817
Dayton Hudson Corp., 5.98%, July 17, 1995                                                       2,500,000           2,485,881

General Motors, 6.04%, July 17, 1995                                                            1,069,000           1,056,445
USL Capital Corp., 6.05%, July 17, 1995                                                           500,000             498,572
Transamerica Corp., 6.05%, July 24, 1995                                                          230,000             228,995
GTE Finance Corp., 6.02%, July 26, 1995                                                         2,600,000           2,585,652
H.J. Heinz, 5.93%, August 1, 1995                                                                 749,000             743,695
Preferred Receivables Funding Corp., 5.97%, August 1, 1995                                      2,500,000           2,482,173

Countrywide Funding Corp., 6.05%, August 2, 1995                                                2,600,000           2,582,522
CIESCO  L.P., 5.93%, August 7, 1995                                                             2,500,000           2,479,822
TransAmerica Financial Corp., 6.00%, August 7, 1995                                               500,000             493,250
American Honda, 6.00%, August 16, 1995                                                          1,000,000             985,000
SE&G Co., 5.86%, September 1, 1995                                                              2,500,000           2,465,817
                                                                                            -------------       -------------

Total Commercial Paper                                                                         34,668,000          34,445,931

Total Cash                                                                                        268,091             268,091
                                                                                            -------------       -------------

Total Cash and Cash Equivalents                                                             $  34,936,091       $  34,714,022
                                                                                            -------------       -------------
                                                                                            -------------       -------------


MARKETABLE SECURITIES (Percent of Net Assets)                                                                            2.5%
                                                                                                     Face             Current
Description                                                                                        Amount               Value
- -------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Monsanto Co., 6.05%, August 14, 1995                                                        $   2,500,000       $   2,450,003
General Motors, 6.00%, September 14, 1995                                                         500,000             490,750
Caterpillar Financial Services, 5.67%, November 21, 1995                                          288,000             280,425
Associates of North America, 8.75%, February 1, 1996                                              410,000             430,662
General Motors, 8.95%, February 5, 1996                                                           350,000             362,113
General Motors, 4.75%, February 14, 1996                                                          430,000             430,070
Society National Bank Cleveland, 6.00%, April 25, 1996                                            150,000             149,445
                                                                                            -------------       -------------

Total Commercial Paper                                                                      $   4,628,000       $   4,593,468
                                                                                            -------------       -------------
                                                                                            -------------       -------------



           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                            FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                            SCHEDULE OF INVESTMENTS


                                                                                                      December 31, 1994
                                                                                            -----------------------------------
CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                       18.7%
                                                                                                     Face             Current
Description                                                                                        Amount               Value
- -------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Chemical  Bank, 6.25%, January 3, 1995                                                      $      90,000       $      90,000
Amoco Corp., 5.754%,  January 3, 1995                                                           2,104,000           2,102,656
Pacificorp, 6.125%, January 12, 1995                                                            2,000,000           1,991,867
Gateway Fuel Corp., 5.571%, January 17, 1995                                                    1,925,000           1,900,590
Norwest Financial Inc., 5.499%, January 17, 1995                                                1,660,000           1,636,007
Greyhound Financial Corp., 6.215%, January 18, 1995                                             1,944,000           1,932,987

PHH Corp Note, 5.928%, January 19, 1995                                                         2,400,000           2,388,593
Merrill Lynch & Company Inc., 6.056%, January 25, 1995                                            706,000             699,528
Associates Corp. of North Am., 5.828%, January 30, 1995                                         2,300,000           2,277,144
Duracell Inc., 6.310%, January 30, 1995                                                         2,396,000           2,373,122
Ford Motor Credit Corp., 5.841%,  February 1, 1995                                              2,300,000           2,275,997
Goldman Sachs  Group, 5 .705%, February 2, 1995                                                 1,685,000           1,654,071

Sears Roebuck  Acceptance Corp., 6.120%, February 7, 1995                                       1,000,000             988,572
Morgan Stanley Group Inc., 6.363%,  March 1, 1995                                               1,000,000             985,370
Beneficial Corp, 6.349%, March 14, 1995                                                         2,400,000           2,362,500
John Deere Capital Corp., 6.349%, March 14, 1995                                                2,400,000           2,362,500
American General Financial Corp., 6.350%, March 15, 1995                                        2,400,000           2,362,084
Toronto Dominion Holdings, 6.318%, March 15, 1995                                               2,400,000           2,362,680
                                                                                            -------------       -------------

Total Commercial Paper                                                                         33,110,000          32,746,268


Total Cash                                                                                        346,969             346,969
                                                                                            -------------       -------------

Total Cash and Cash Equivalents                                                             $  33,456,969       $  33,093,237
                                                                                            -------------       -------------
                                                                                            -------------       -------------


MARKETABLE SECURITIES (Percent of Net Assets)                                                                            8.9%
                                                                                                     Face             Current
Description                                                                                        Amount               Value
- -------------------------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Bankers Trust NY Corp, 5.250%, January 16, 1995                                             $   1,400,000       $   1,401,680
Republic National Bank of NY, 4.300%, March 8, 1995                                             1,000,000             998,546
Golden Peanut Co., 6.455%, April 5, 1995                                                        2,000,000           1,958,218
General Electric Capital Corp, 6.592%, April 18, 1995                                           2,400,000           2,348,400
PNC Bank N.A., 5.820%, April 21, 1995                                                           1,400,000           1,398,775

Nationsbank North Carolina, 5.400%, May 19, 1995                                                1,500,000           1,511,807
Corporate Receivables Corp., 6.760%, May 23, 1995                                               2,400,000           2,332,548
Province of Quebec, 6.887%, June 1, 1995                                                        2,000,000           1,937,005
Bank of America NT & SA, 6.783%, June 5, 1995                                                   2,000,000           1,937,220
                                                                                            -------------       -------------

Total Commercial Paper                                                                      $  16,100,000         $15,824,199
                                                                                            -------------       -------------
                                                                                            -------------       -------------



           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  JUNE 30, 1995
                                   (UNAUDITED)

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

Note 1:   Summary Of Significant Accounting Policies

          A: General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1994 Annual Report on Form 10-K.

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


Note 2:   Transactions with affiliates

Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 1995 and 1994 management fees incurred by the Partnership were $1,142,684 and $1,128,229, respectively.

The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the six months ended June 30, 1995 and 1994 were $60,965 and $41,438 respectively and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the "Unit warehouses"). The remaining 50% interest is owned by The Prudential and one of its subsidiaries.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential to provide property management services at the Unit warehouses and the Bolingbrook, IL warehouse. The property management fee earned by PREMISYS for the six months ended June 30, 1995 and 1994 were $16,105 and $46,274 respectively.

Note 3:   Line of Credit

The Partnership has established a $10 million annually renewable unsecured revolving line of credit with First Fidelity Bank, N.A., New Jersey which will be drawn upon as needed for potential liquidity needs. The annual cost of maintaining the line of credit is 0.1875% of the total line of credit. As of June 30, 1995, no drawdowns had occurred.

Note 4:   Commitment from Partner

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of June 30, 1995 is approximately $ 52.2 million.

Note 5:   Foreclosure on Mortgage Loan

On July 1, 1994, the Partnership foreclosed on the Flint, MI mortgage loan under a voluntary conveyance of the property by the mortgagor. The Partnership took title to the property at the expiration of the redemption period on January 3, 1995.

Note 6:   Acquisition of Property

On June 30, 1995, the Partnership acquired Dunhill Trace apartments in Raleigh, NC for $13,760,531 in cash.

NOTE 6: PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THROUGHOUT THE PERIOD)


                                              01/01/95    04/01/95    01/01/94    01/01/93    01/01/92    01/01/91    01/01/90
                                                    to          to          to          to          to          to          to
                                              06/30/95    06/30/95    12/31/94    12/31/93    12/31/92    12/31/91    12/31/90
                                              --------    --------    --------    --------    --------    --------    --------
Rent from properties                        $   0.7408  $   0.3748  $   1.2754  $   1.1659  $   1.0727  $   0.9899  $   0.9479
Income from interest in properties          $   0.0255  $   0.0133  $   0.1838  $   0.2139  $   0.1970  $   0.1791  $   0.1533
Interest on mortgage loans                  $   0.0000  $   0.0000  $   0.0082  $   0.0755  $   0.0711  $   0.0663  $   0.0654
Interest from short-term investments        $   0.1283  $   0.0657  $   0.1226  $   0.0549  $   0.0653  $   0.1151  $   0.1202
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------

INVESTMENT INCOME                           $   0.8946  $   0.4538  $   1.5900  $   1.5102  $   1.4061  $   1.3504  $   1.2868
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------

Investment management fee                   $   0.0940  $   0.0475  $   0.1786  $   0.1673  $   0.1642  $   0.1669  $   0.1591
Real estate tax expense                     $   0.0885  $   0.0386  $   0.1399  $   0.1465  $   0.1488  $   0.1168  $   0.1010
Administrative expenses                     $   0.0691  $   0.0370  $   0.1103  $   0.1187  $   0.1046  $   0.0946  $   0.0910
Operating expenses                          $   0.0685  $   0.0392  $   0.1332  $   0.1209  $   0.1241  $   0.0948  $   0.0776
Interest expense                            $   0.0189  $   0.0095  $   0.0255  $   0.0236  $   0.0215  $   0.0193  $   0.0186
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
EXPENSES                                    $   0.3390  $   0.1718  $   0.5875  $   0.5770  $   0.5632  $   0.4924  $   0.4473
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------

NET INVESTMENT INCOME                       $   0.5556  $   0.2820  $   1.0025  $   0.9332  $   0.8429  $   0.8580  $   0.8395
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------

Net realized loss on investments sold       $   0.0000  $   0.0000  $  (0.0966) $  (0.1816) $   0.0000  $   0.0000  $   0.0000
Net unrealized gain/(loss) on investments   $  (0.0397) $   0.0993  $   0.2169  $   0.0152  $  (1.1359) $  (0.7770) $  (0.1543)
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                  $  (0.0397) $   0.0993  $   0.1203  $  (0.1664) $  (1.1359) $  (0.7770) $  (0.1543)
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------

Net increase/(decrease) in share value      $   0.5159  $   0.3813  $   1.1228  $   0.7668  $  (0.2930) $   0.0810  $   0.6852

Share Value at beginning of period          $  14.4792  $  14.6138  $  13.3564  $  12.5896  $  12.8826  $  12.8016  $  12.1164
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
Share Value at end of period                $  14.9951   $ 14.9951   $ 14.4792   $ 13.3564   $ 12.5896   $ 12.8826   $ 12.8016
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------

Ratio of expenses to average net assets         2.30%       1.16%       4.27%       4.44%       4.47%       3.81%       3.58%

Ratio of net investment income to
 average net assets                             3.78%       1.91%       7.29%       7.17%       6.69%       6.63%       6.72%

Number of shares outstanding at
 end of period (000's)                          12,037      12,037      12,241      13,031      14,189      14,993      16,175

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

(a) Liquidity and Capital Resources

At June 30, 1995, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totalled $39,307,490. This is a decrease of $9,609,946 from liquid assets at December 31, 1994, of $48,917,436. The decrease is due primarily to the acquisition of an apartment complex for $13,760,531 as discussed below. This was partially offset by cash received from the operations of the Partnership's properties and interest income received from short-term investments.

The Partnership has established a $10 million annually renewable line of credit with First Fidelity Bank, N.A. to be drawn upon as needed for potential liquidity needs. As of June 30, 1995, no drawdowns had occurred. Management does not anticipate the need to draw upon this resource in the near future. In addition, The Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $52.2 million as of June 30, 1995.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At June 30, 1995, 21.1% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. The Partnership has retained a portion of the cash generated by operations as well as from the sale of properties and the maturing of the mortgage loans pending anticipated reinvestment of these funds. As described below, the Partnership acquired an apartment complex in Raleigh, NC on June 30, 1995 for $13,760,531. This was funded by cash held by the Partnership. The partners also withdrew $3 million in April 1995. Additional withdrawals may be made during the remainder of 1995 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At June 30, 1995, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations will satisfy the Partnership's needs over the next six months and the foreseeable future.

During the quarter ended June 30, 1995, the Partnership expended approximately $174,000 in capital expenditures, excluding the acquisition of the apartment complex. Of these, approximately $81,000 were for tenant alterations and leasing commissions. The largest of these was approximately $47,000 at the Morristown, NJ office building related to a new lease with Kodak signed last quarter. Approximately $11,000 was expended at one of the Jacksonville warehouses (the Unit warehouses) related to a lease renewal for Associated Unit Companies, and $23,000 was expended at the Pomona, CA warehouse related to a new tenant, Pac Rosa Enterprises. Of the remaining $93,000 in capital expenditures, approximately $61,000 was for access gates at the Atlanta, GA apartments and $19,000 was for new fire sprinklers and a new electric transformer at the Morristown Office Centre. The remaining $13,000 was for common area improvements at the King's Market Shopping Center in Roswell, GA and the Pomona, CA warehouse and for carpet replacements at the apartments in Farmington Hills, MI.

Projected capital expenditures for the remainder of the 1995 total approximately $1,337,000. Approximately $1,168,000 consists of tenant alterations and leasing commissions. Approximately $258,000 represents the final installment of costs related to the Best Buy lease at the Azusa, CA warehouse. At the Morristown Office Centre,

$94,000 is expected to be spent on tenant improvements for the Kodak lease. Leasing costs projected for prospective leases include $268,000 at Morristown, $253,000 at the Flint, MI office property, $177,000 at the Pomona warehouse, $96,000 at the Unit warehouses and $22,000 at the King's Market Shopping Center. The actual amount of such expenditures will depend on the number of new leases signed, the needs of the particular tenants and the timing of lease executions.

Other major capital expenditures planned for the remainder of 1995 include $25,000 for fencing and entrance gates at the Azusa warehouse, $32,000 for climate control units at the Morristown property, $45,000 for exterior lighting at the Lisle, IL office building, $44,000 for irrigation and drainage upgrades and landscaping at the Farmington Hills apartments, the Bolingbrook, IL warehouse and the Unit warehouses and $23,000 for smaller projects among the various properties including improvements to common areas and carpet replacements at the apartments.

On June 30, 1995, the Partnership purchased Dunhill Trace Apartments located in Raleigh, NC. The newly constructed property consists of 250 units in fourteen two and three-story buildings. The initial funding, including closing costs, was $13,760,531. A second funding will be made during 1995 based upon the property's achieving certain income and occupancy levels. The maximum amount of the second funding is $1,950,000. All remaining funding for the acquisition of this investment will come from cash held by the Partnership.

(b) Results of Operations

The following is a brief discussion of a comparison of the results of operations for the six months and three months ended June 30, 1995 and 1994.

The Partnership's net investment income for the first six months of 1995 was $6,752,583, an increase of $598,135 (9.7%) from $6,154,448 for the corresponding period of 1994. This was primarily the result of an increase in interest income from short-term investments (approximately $1,021,000) partially offset by lower income from property operations (approximately $239,000), lower interest income from mortgage loans (approximately $105,000) and higher interest expense (approximately $66,000) and investment management fee (approximately $14,000).

Income from property operations, including income from investment in properties was $6,676,845 for the first six months of 1995. This was a decrease of $238,928 (3.5%) from $6,915,773 for the same period of 1994. This was primarily the result of lower income from interest in properties due to the sale of the seven Unit warehouses in October 1994 (approximately $1,168,000) and higher real estate taxes (approximately $85,000) and administrative expenses (approximately $216,000), partially offset by an increase in rent from properties (approximately $1,239,000).

Income from interest in properties relates to the Partnership's 50% co-investment in the Unit warehouses. On October 7, 1994, the Partnership sold its interest in seven of the eleven warehouses. This was the major reason that income from interest in properties decreased by $1,168,192 (79.0%) from $1,478,641 for the first two quarters of 1994 to $310,449 for the first two quarters of 1995.

Rent from properties increased by $1,238,861 (16.0%) from $7,764,381 for the first two quarters of 1994 to $9,003,242 for the corresponding period of 1995. This was primarily the result of the acquisition, through foreclosure in July 1994, of the Flint office property. For the first six months of 1994, this investment was reported as a mortgage loan. In 1995, its operating results are included with income from property operations. This increased rent from properties by approximately $615,000 for the first half of 1995. Rental income also increased approximately $298,000 at the Azusa warehouse and the Atlanta, GA apartments due to higher occupancy in 1995. Rental income at the Bolingbrook warehouse was about $76,000 higher for the first six months of 1995 as a result of the expiration of a free rent period granted to the tenant in the first quarter of 1994. Revenue at the Pomona warehouse was almost $112,000 higher in the first two quarters of 1995 compared to the corresponding period of last year primarily due to increased expense recoveries and higher rental rates. Expense recoveries for the first half of 1995 were also higher at King's Market by approximately $150,000. This was due to the final billing of prior expense recoveries during the second quarter of 1995. In 1994, this billing was not done until the third quarter.

Real estate taxes for the first six months of 1995 increased $84,655 (8.5%), to $1,075,630 from $990,975 for the first six months of 1994. Almost $179,000 was due to the inclusion of the Flint office buildings in property operations in 1995. This includes approximately $101,000 in 1994 taxes paid in 1995. This was partially offset by decreases totalling approximately $92,000 at the two California warehouses as a result of appealing the properties' assessments.

Property operating expenses for the first two quarters of 1995 were $831,919, an increase of $8,622 (1.0%) from $823,297 for the corresponding period of 1994. The Flint property had operating expenses for the first two quarters of 1995 of approximately $73,000. This increase was partially offset by lower utility costs among all properties and lower maintenance costs, particularly at Azusa, where building exteriors were painted in the first quarter of 1994. No similar large expenses were incurred this year.

Administrative expenses on the statement of operations includes both property and Partnership administrative expenses. Property administrative expenses totalled $729,297 for the six months ended June 30, 1995. This is an increase of $216,320 (42.2%) from $512,977 for the same period in 1994. This was primarily the result of the inclusion of the Flint property (almost $62,000), higher insurance premiums (approximately $50,000) primarily at the two California properties, and an increase in bad debt expense (approximately $62,000). The last item was primarily the result of a reduction in bad debt expense at the Azusa warehouse in the first quarter of 1994 arising from the application of a security deposit to amounts owed by a vacated tenant. Professional fees also increased in 1995 due to the utilization of real estate tax consultants to assist with the appeal of assessed values at the California properties. The appeal generated significant tax savings as noted above. Partnership administrative expenses for the first six months of 1995 decreased by $2,722 (2.4%) to $110,251 from $112,973 for the first six months of 1994.
This was primarily due to lower appraisal fees for 1995.

Interest expense relates to the capitalized ground leased at the Pomona warehouse. Interest expense increased by $66,789 (40.8%) to $230,289 for the first six months of 1995 from $163,500 for the corresponding period of 1994. This was due to a scheduled increase in the lease payment, effective in November 1994. The annual ground lease payments after November 1994, and for each ten year increment thereafter, are subject to increase by 50% of the increase in the Consumer Price Index during the previous period. For 1995, the annual payment increased by $126,450 to $376,450. The Partnership has the option to purchase the land for $4,000,000 from November 1994 to November 1997. Management is continuing to evaluate the relevant factors during the option period before deciding whether to exercise the option.

Investment management fee expense increased by $14,455 (1.3%) for the first six months of 1995, to $1,142,684 from $1,128,229 for the first half of 1994. The fee is computed as 1.25% of gross assets. During the first six months of 1995, gross assets were slightly higher than in 1994.

Interest income from short-term investments increased by $1,021,280 (189.9%) to $1,558,962 for the first two quarters of 1995 from $537,682 for the first two quarters of 1994. This is the result of increased amounts invested and higher interest rates in 1995. As noted above, the Partnership is retaining increased cash balances in anticipation of acquiring properties in 1995.

Since both of the Partnership's investments in mortgage loans matured in 1994, there was no interest income from this source in the first six months of 1995.

Net investment income for the second quarter of 1995 was $3,408,925. This is an increase of $449,818 (15.2%) over $2,959,107 for the corresponding period of 1994. This is primarily due to higher interest from short-term investments (approximately $476,000) and income from property operations (approximately $48,000). These were partially offset by lower interest income on mortgage loans (approximately $26,000) and higher interest expense

(approximately $33,000). The increase in interest from short-term investments was due to larger amounts invested and higher interest rates in 1995. Interest expense increased in 1995 as a result of the scheduled rate increase described above.

Income from property operations including interest in properties increased $47,708 (1.4%) from $3,309,717 for the second quarter of 1994 to $3,357,425 for the corresponding period of 1995. This was the result of the inclusion of the Flint office buildings in property operations in 1995, higher occupancy at Azusa and the billing of expense recoveries in the second quarter of 1995 at King's Market. In 1994, these were not billed until the third quarter. These increases were partially offset by the sale of seven of the Unit warehouses in October 1994. This reduced income from interest in properties in 1995.

MARKET VALUES OF INVESTED ASSETS

During the six months ended June 30, 1995, the Partnership experienced an unrealized loss of $501,599 on its investments. This was the result of decreases in the market values of the warehouse and retail properties totalling $1,149,370 which were partially offset by increases in the values of the office properties and apartments totalling $647,771. Most of the declines occurred in the first quarter of 1995, however. During the second quarter, the Partnership experienced an unrealized gain of $1,193,930 as improved conditions at several properties resulted in increased market values.

The warehouses experienced the largest unrealized gain during the second quarter, $1,184,205 while the office properties had $47,604 in unrealized gains. The apartments experienced an unrealized loss of $34,909 and King's Market, the sole retail property, had an unrealized loss of $2,970.

During the second quarter, the Pomona warehouse increased in value by $700,000 (4.7% of its March 31, 1995 value) due to the signing of two leases which will bring occupancy to 100% in August 1995. These leases had not been anticipated in the first quarter appraisal. The Unit warehouses increased in value by $286,609 during the second quarter (4.9% of the properties' March 31, 1995 values) as a result of improved market conditions in the Jacksonville, FL area, where the buildings are located as well as the renewal of a major lease at a slightly higher rental rate. The warehouse in Bolingbrook, IL experienced an unrealized gain of $184,920 during the second quarter, (2.6% of its March 31, 1995 value). This was due to lower estimates of operating expenditures and improved local market conditions. The Azusa warehouse also experienced an increase in value of $12,676 during the quarter (less than 1.0% of its March 31, 1995 value).

The Flint property experienced an unrealized gain of $262,776 during the second quarter (3.6% of its March 31, 1995 value). The increase was the result of higher rental rates projected for the Flint market and improved expectations for the amount of time it will take to release space on expiring leases. The Morristown office building increased in value by $184,828 (2.0% of its March 31, 1995 value) due to increased occupancy. The value of the office building in Lisle, IL decreased by $400,000 (3.0% of its March 31, 1995 value) as a result of approaching termination of the current lease and the likelihood that the rental rate on any new lease would be less than that currently received.

The Partnership's two apartment properties experienced an unrealized loss totalling $34,909 during the second quarter of 1995 due to capital expenditures which did not add to value. The retail property, King's Market, also had an unrealized loss of $2,970 for the same reason.

PROPERTY LEASING ACTIVITY

Leasing activity during the second quarter of 1995 was greatest at the Pomona warehouse and Flint office property. Although occupancy at the Pomona property remained at 83% as of June 30, 1995, two leases were signed during the quarter which will increase occupancy in August. The first was a three-year lease with Pac Rosa Enterprises covering 33,400 square feet (6% of the property). The tenant took occupancy July 1, 1995. The second lease was a 55,000 square foot expansion by a current tenant, Ashley Furniture. The tenant will occupy the additional space in August 1995. The new lease expires concurrent with its existing lease in 2003. This expansion represents 10% of the property. No leases are scheduled to expire during the remainder of 1995.

Occupancy at the Flint office property was 80% at June 30, 1995 as compared to 92% at the end of the first quarter. During the second quarter, three tenants whose leases total 14,400 square feet (13% of the property) vacated the property. Two of these tenants were leasing space on a month-to-month basis, and the third left at the expiration of its lease. One new lease was executed during the quarter. It covers approximately 1,800 square feet (1% of the property) and has a term of three years. Five leases totalling approximately 10,800 square feet (9% of the property) are scheduled to expire during the last six months of 1995. In addition, three tenants occupying a total of 6,400 square feet (6% of the property) are renting on a month-to-month basis. Management is pursuing renewal discussions with the current tenants as well as marketing the space to others. However, at present there are no indications that these will be renewed.

Occupancy at the Morristown office building increased from 93% at March 31, 1995 to 96% at the end of the second quarter. Smith Barney expanded its space by approximately 2,100 square feet (2% of the property). The lease expires in 1997. In addition, 600 square feet (1% of the property) was leased to a new tenant under a 5 year lease. One lease, covering 4000 square feet (5% of the property) expires during the last half of 1995. The Partnership is discussing renewal terms with the current tenant, but it is not certain whether they will renew.

Associated Unit Companies which leases one of the Unit warehouses in Jacksonville, FL renewed their lease for two years at a rental rate approximately 10% greater than that on the expiring lease. The lease covers 102,000 square feet (20% of the four Unit warehouses). No other leases are scheduled to expire during the remainder of 1995.

King's Market was 98% occupied at June 30 and March 31, 1995. During the last six months of 1995, two leases totalling approximately 5,600 square feet (2% of the property) are scheduled to expire. Management is discussing potential renewal terms with the tenants.

The warehouses in Azusa and Bolingbrook and the Lisle office property remained 100% occupied at June 30, 1995, as they were at March 31. No leases are scheduled to expire during the last six months of 1995.

Occupancy at the Partnership's two apartment properties decreased to 96% at June 30, 1995 from 98% at March 31, 1995. Rental rates are expected to rise slightly in 1995 in the residential markets where the apartments are located. Occupancy is not expected to change significantly during the remainder of 1995.

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                       PRUCO LIFE OF NEW JERSEY VARIABLE
                         CONTRACT REAL PROPERTY ACCOUNT

            -------------------------------------------------------


Date:  August 8, 1995                    By: /s/ Esther H. Milnes
                                            ----------------------------------
                                            Esther H. Milnes
                                            President



Date: August 8, 1995                     By: /s/ Stephen P. Tooley
                                            ----------------------------------
                                            Stephen P. Tooley
                                            Vice President, Comptroller and
                                            Chief Accounting Officer