Form 10-Q
period 1995-09-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1995-11-15
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended September 30, 1995

                                       OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20018



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  in respect of

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                   ------------------------------------------
                             REAL  PROPERTY ACCOUNT
                             ----------------------
             (Exact name of Registrant as specified in its charter)


         NEW JERSEY                                    22-2426091
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 445-4571
               --------------------------------------------------
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

                                      INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        A.     PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
               REAL PROPERTY ACCOUNT

               Statements of Net Assets - September 30, 1995
               (Unaudited) and December 31, 1994                           3

               Statements of Operations (Unaudited) -
               Nine and Three Months Ended September 30, 1995
               and 1994                                                    3

               Statements of Changes in Net Assets - Nine Months
               Ended September 30, 1995 (Unaudited)
               and Year Ended December 31, 1994                            4

               Notes to the Financial Statements (Unaudited)               5

        B.     THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY
               PARTNERSHIP

               Statements of Assets and Liabilities - September 30,
               1995 (Unaudited) and December 31, 1994                      7

               Statements of Operations (Unaudited) - Nine and
               Three Months Ended September 30, 1995 and 1994              8

               Statements of Changes in Net Assets - Nine Months
               Ended September 30, 1995 (Unaudited) and Year Ended
               December 31, 1994                                           9

               Statements of Cash Flows (Unaudited) - Nine Months Ended
               September 30, 1995 and 1994                                10

               Schedule of Investments - September 30, 1995 (Unaudited)
               and December 31, 1994                                      11

               Notes to the Financial Statements (Unaudited)              14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        18

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                              23

Item 2.    Changes in Securities                                          23

Item 3.    Defaults Upon Senior Securities                                23

Item 4.    Submission of Matters to a Vote of Security Holders            23

Item 5.    Other Information                                              23

Item 6.    Exhibits and Reports on Form 8-K                               23

PART III - SIGNATURES                                                     24

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY  VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS



                                                                                SEPTEMBER 30, 1995
                                                                                   (UNAUDITED)         DECEMBER 31, 1994
                                                                                ---------------        -----------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership                                                     $     7,357,374        $      6,851,923
                                                                                ---------------        ----------------
                                                                                ---------------        ----------------
NET ASSETS,  representing:
Equity of Contract Owners                                                       $     6,547,623        $      6,018,239
Equity of Pruco Life Insurance Company of New Jersey                                    809,751                 833,684
                                                                                ---------------        ----------------
                                                                                $     7,357,374        $      6,851,923
                                                                                ---------------        ----------------
                                                                                ---------------        ----------------



                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                       -------------------------------        -------------------------------
                                                             1995             1994                  1995             1994
                                                       --------------   --------------        --------------   --------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations      $      415,270   $      345,887        $      152,422   $      122,393

EXPENSES:
Asset Based Charges to Contract Owners (Note 3)                27,903           26,588                 9,617            9,049
                                                       --------------   --------------        --------------   --------------
NET INVESTMENT INCOME                                         387,367          319,299               142,805          113,344
                                                       --------------   --------------        --------------   --------------

NET UNREALIZED GAIN/(LOSS)
ON INVESTMENTS IN PARTNERSHIP                                  90,180          (77,642)              108,888            4,478
                                                       --------------   --------------        --------------   --------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                              $      477,547   $      241,657        $      251,693   $      117,822
                                                       --------------   --------------        --------------   --------------
                                                       --------------   --------------        --------------   --------------


             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                       STATEMENTS OF CHANGES IN NET ASSETS


                                                                                   NINE MONTHS
                                                                                      ENDED
                                                                                SEPTEMBER 30, 1995        YEAR ENDED
                                                                                   (UNAUDITED)         DECEMBER 31, 1994
                                                                                ------------------     -----------------
OPERATIONS:

Net Investment Income                                                           $       387,367        $        438,732

Net Unrealized Gain
 on Investments in Partnership                                                           90,180                  57,089
                                                                                 --------------        ----------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                                               477,547                 495,821
                                                                                 --------------        ----------------


CAPITAL TRANSACTIONS:

Net Contributions/(Withdrawals) by Contract Owners                                      105,752                (337,574)

Net (Withdrawals)/Contributions by Pruco Life
  Insurance Company of New Jersey                                                       (77,848)                373,097
                                                                                 --------------        ----------------
NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                                      27,904                  35,523
                                                                                 --------------        ----------------

TOTAL INCREASE IN NET ASSETS                                                    $       505,451        $        531,344


NET ASSETS:
Beginning of period                                                             $     6,851,923        $      6,320,579
                                                                                 --------------        ----------------
End of period                                                                   $     7,357,374        $      6,851,923
                                                                                 --------------        ----------------
                                                                                 --------------        ----------------

             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY  ACCOUNT
                               September 30, 1995
                                   (Unaudited)

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

Note 2:  Summary of Significant Accounting Policies

          A.  General

              The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Partner's December 31, 1994 Annual Report on Form 10-K.

          B.  Investment in Partnership Interest

              The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in Note 1 to the Partnership's financial statements. At September 30, 1995 the Real Property Account's interest in the Partnership, based on current value equity was 3.9% or 473,226 shares.

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

Note 3: Asset Based Charges

        Mortality risk and expense risk charges and charges for administration are applied daily against the net assets representing equity of Contract Owners investing in the Real Property Account, at an effective annual rate as shown below for each of Pruco Life of New Jersey's separate accounts investing in the Real Property Account:

        -----------------------------------------------------------------------
                  Variable Insurance Account                0.35%
                  Variable Appreciable Account              0.60%
                  Single Premium Variable Life Account      1.25%
                  Single Premium Variable Annuity Account   1.25%
        -----------------------------------------------------------------------

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

Note 5: Related Party

        Several actions have been brought against Pruco Life of New Jersey, on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by The Prudential and Pruco Life of New Jersey and agents appointed by The Prudential and Pruco Life of New Jersey. The Prudential has agreed to indemnify Pruco Life of New Jersey for any and all losses resulting from such litigation.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF ASSETS AND LIABILITIES


                                                                   SEPTEMBER 30, 1995
                                                                      (UNAUDITED)              DECEMBER 31, 1994
                                                                   ------------------          -----------------

ASSETS:

Properties at current value
  (cost $170,477,852 and $154,157,068
   respectively) (Note 1)                                              $144,344,223                $126,258,004
Interest in properties at current value
  (cost $6,133,157 and $6,108,742
   respectively) (Note 1)                                                 6,250,643                   5,726,451
Cash and cash equivalents                                                32,533,499                  33,093,237
Marketable securities                                                     9,022,003                  15,824,199
Other assets and accounts receivable
  (net of allowance for uncollectible
   amounts of $7,902 and $128,336 respectively)                           1,374,178                   2,218,095
                                                                       ------------                ------------
Total Assets                                                           $193,524,546                $183,119,986
                                                                       ------------                ------------
                                                                       ------------                ------------


LIABILITIES:

Obligation under capital lease                                         $  3,798,889                $  3,804,836
Accounts payable and accrued expenses                                     1,288,564                     805,066
Due to affiliates (Note 2)                                                  645,376                     624,206
Other liabilities                                                           654,248                     645,913
                                                                       ------------                ------------
Total liabilities                                                         6,387,077                   5,880,021
                                                                       ------------                ------------


NET ASSETS:

Partners' Equity                                                        187,137,469                 177,239,965
                                                                       ------------                ------------
                                                                       $193,524,546                $183,119,986
                                                                       ------------                ------------
                                                                       ------------                ------------

Number of shares outstanding at end of period                            12,036,684                  12,241,034
                                                                       ------------                ------------
                                                                       ------------                ------------

Share Value at end of period                                                 $15.55                      $14.48
                                                                             ------                      ------
                                                                             ------                      ------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     --------------------------     -------------------------
                                                                        1995           1994            1995           1994
                                                                     --------------------------     -------------------------

INVESTMENT INCOME:

Rent from properties                                                 $14,031,856    $11,907,848     $5,028,614     $4,143,467
Income from interest in properties                                       472,096      2,160,472        161,647        681,831
Interest on mortgage loans                                                     0        105,695              0              0
Interest from short-term investments                                   2,157,742        945,320        598,780        407,638
                                                                     -----------    -----------     ----------     ----------
                                                                      16,661,694     15,119,335      5,789,041      5,232,936
                                                                     -----------    -----------     ----------     ----------

EXPENSES:

Investment management fee (Note 2)                                     1,730,668      1,716,648        587,984        588,419
Real estate tax expense                                                1,429,863      1,410,588        354,233        419,613
Administrative expenses                                                1,246,642        988,723        407,094        362,773
Operating expenses                                                     1,276,795      1,275,092        444,876        451,795
Interest expense                                                         345,434        245,250        115,145         81,750
                                                                     -----------    -----------     ----------     ----------
                                                                       6,029,402      5,636,301      1,909,332      1,904,350
                                                                     -----------    -----------     ----------     ----------

NET INVESTMENT INCOME                                                 10,632,292      9,483,034      3,879,709      3,328,586
                                                                     -----------    -----------     ----------     ----------

NET UNREALIZED GAIN/(LOSS)
ON INVESTMENTS                                                         2,265,212     (2,152,548)     2,766,811        108,835
                                                                     -----------    -----------     ----------     ----------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                            $12,897,504    $ 7,330,486     $6,646,520     $3,437,421
                                                                     -----------    -----------     ----------     ----------
                                                                     -----------    -----------     ----------     ----------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS



                                                            NINE MONTHS
                                                               ENDED
                                                         SEPTEMBER 30, 1995        YEAR ENDED
                                                            (UNAUDITED)         DECEMBER 31, 1994
                                                         ------------------     -----------------

OPERATIONS:

Net Investment Income                                       $ 10,632,292          $ 12,848,199
Net Unrealized Gain on Investments                             2,265,212             1,339,443
                                                            ------------          ------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                     12,897,504            14,187,642
                                                            ------------          ------------

CAPITAL TRANSACTIONS:

Withdrawals by partners
  (204,350 and 790,390,
    shares respectively)                                      (3,000,000)          (11,000,000)
                                                            ------------          ------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                                     (3,000,000)          (11,000,000)
                                                            ------------          ------------

TOTAL INCREASE IN NET ASSETS                                $  9,897,504          $  3,187,642

NET ASSETS:

  Beginning of period                                       $177,239,965          $174,052,323
                                                            ------------          ------------
  End of period                                             $187,137,469          $177,239,965
                                                            ------------          ------------
                                                            ------------          ------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS           NINE MONTHS
                                                                                  ENDED                 ENDED
                                                                            SEPTEMBER 30, 1995    SEPTEMBER 30, 1994
                                                                            ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                           $12,897,504          $ 7,330,486
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
      Net unrealized (gain)/loss on investments                                 (2,265,212)           2,152,548
      Changes in assets and liabilities:
         Decrease/(Increase) in other assets
            and accounts receivable                                                843,917              (95,157)
         Decrease/(Increase) in marketable securities                            6,802,196           (3,952,733)
         Decrease in obligation under capital lease                                 (5,947)              (4,750)
         Increase in accounts payable
            and accrued expenses                                                   483,498              140,319
         Increase/ (Decrease) in due to affiliates                                  21,170              (51,104)
         Increase in other liabilities                                               8,335               53,813
                                                                               -----------          -----------
Net cash provided by operating activities                                       18,785,461            5,573,422
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property                                                      (15,758,699)                   0
  Capital improvements on real estate owned                                       (562,085)            (615,043)
  Capital improvements on interest in properties                                   (24,415)                   0
  Principal repayments received on mortgage loans                                        0            3,947,528
                                                                               -----------          -----------
  Net cash (used in)/provided by investing activities                          (16,345,199)           3,332,485
                                                                               -----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES

Withdrawals                                                                     (3,000,000)          (5,000,000)
                                                                               -----------          -----------

Net cash used in financing activities                                           (3,000,000)          (5,000,000)
                                                                               -----------          -----------

Net (decrease)/increase in cash and cash equivalents                              (559,738)           3,905,907

CASH AND CASH EQUIVALENTS - Beginning of period                                 33,093,237           23,852,233
                                                                               -----------          -----------

CASH AND CASH EQUIVALENTS - End of period                                      $32,533,499          $27,758,140
                                                                               -----------          -----------
                                                                               -----------          -----------

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES
  Foreclosure on mortgage loan (Note 5)                                        $         0          $ 5,276,262
                                                                               -----------          -----------
                                                                               -----------          -----------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                                $   376,450          $   250,000
                                                                               -----------          -----------
                                                                               -----------          -----------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS


                                                                        SEPTEMBER 30, 1995             DECEMBER 31, 1994
                                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)                                          77.1%                         71.2%
                                                                                        CURRENT                       CURRENT
LOCATION                 DESCRIPTION                                        COST          VALUE           COST          VALUE
------------------------------------------------------------------------------------------------------------------------------

Azusa, CA                Warehouse                                  $ 18,262,522   $ 14,210,318   $ 18,219,245   $ 15,426,651
Lisle, IL                Office Building                              17,524,421     12,900,000     17,524,421     12,000,000
Atlanta, GA              Garden Apartments                            15,371,496     12,501,591     15,309,193     11,903,533
Pomona, CA (a)           Warehouse                                    23,203,880     17,128,049     23,115,589     16,353,556
Roswell, GA              Retail Shopping Center                       31,633,701     32,014,885     31,605,970     32,500,000
Morristown, NJ           Office Building                              18,592,283      9,567,572     18,443,689      9,825,401
Bolingbrook, IL          Warehouse                                     8,948,028      7,417,450      8,915,498      7,009,907
Farmington Hills, MI     Garden Apartments                            13,594,950     14,221,532     13,560,049     13,538,956
Flint, MI                Office Building                               7,587,872      7,334,662      7,463,414      7,700,000
Raleigh, NC              Garden Apartments                            15,758,699     17,048,164              0              0
                                                                    ------------   ------------   ------------   ------------
                                                                    $170,477,852   $144,344,223   $154,157,068   $126,258,004
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------



(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.


INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                               3.3%                          3.2%
                                                                                        CURRENT                       CURRENT
LOCATION                 DESCRIPTION                                        COST          VALUE           COST          VALUE
------------------------------------------------------------------------------------------------------------------------------

Jacksonville, FL         Warehouse/Distribution                     $  1,317,453   $  1,250,000   $  1,304,979   $  1,150,000
Jacksonville, FL         Warehouse/Distribution                        1,002,448      1,050,000      1,002,448      1,000,000
Jacksonville, FL         Warehouse/Distribution                        1,442,894      1,450,000      1,442,894      1,375,000
Jacksonville, FL         Warehouse/Distribution                        2,370,362      2,500,643      2,358,421      2,201,451
                                                                    ------------   ------------   ------------   ------------
                                                                    $  6,133,157   $  6,250,643   $  6,108,742   $  5,726,451
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------



CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                         17.4%                         18.7%
(see pages 12 and 13 for detail)                                            FACE        CURRENT           FACE        CURRENT
DESCRIPTION                                                               AMOUNT          VALUE         AMOUNT          VALUE
------------------------------------------------------------------------------------------------------------------------------

Commercial Paper and Cash                                           $ 32,652,745   $ 32,533,499   $ 33,456,969   $ 33,093,237
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------



MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                              4.8%                          8.9%
(see pages 12 and 13 for detail)                                            FACE        CURRENT           FACE        CURRENT
DESCRIPTION                                                               AMOUNT          VALUE         AMOUNT          VALUE
------------------------------------------------------------------------------------------------------------------------------

Marketable Securities                                               $  8,953,000   $  9,022,003   $ 16,100,000   $ 15,824,199
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------

OTHER ASSETS (PERCENT OF NET ASSETS)                                                      (2.6%)                        (2.0%)
(net of liabilities)                                                               $ (5,012,899)                 $ (3,661,926)
                                                                                   ------------                  ------------

TOTAL NET ASSETS                                                                   $187,137,469                  $177,239,965
                                                                                   ------------                  ------------
                                                                                   ------------                  ------------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)


                                                                               SEPTEMBER 30, 1995
                                                                       ------------------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                               17.4%
                                                                              FACE            CURRENT
DESCRIPTION                                                                 AMOUNT              VALUE
-----------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Coca-Cola Enterprises, Inc., 6.90%, October 2, 1995                    $ 1,705,000        $ 1,704,020
Corporate Asset Funding Co., Inc., 5.70%, October 2, 1995                1,000,000            990,183
Dayton Hudson Corp., 6.75%, October 2, 1995                              1,726,000          1,725,029
Dean Witter, Discover & Co., 6.80%, October 2, 1995                        681,000            680,614
Goldman Sachs Group L.P., 6.75%, October 2, 1995                         2,000,000          1,998,875
Nynex Corporation, 6.80%, October 2, 1995                                2,000,000          1,998,867

Public Service Electric & Gas Co., 6.58%, October 2, 1995                2,000,000          1,998,903
ITT Corp., 5.83%, October 3, 1995                                        2,000,000          1,993,522
Finova Capital Corp., 5.83%, October 11, 1995                            2,000,000          1,983,482
Wal-Mart Stores, Inc., 5.70%, October 13, 1995                           1,785,000          1,778,782
IBM Credit Corp., 5.80%, October 16, 1995                                1,000,000            996,939
Xerox Corporation, 5.70%, October 16, 1995                               1,900,000          1,892,479

Weyerhaeuser Mortgage Company, 5.70%, October 17, 1995                   1,900,000          1,892,178
General Electric Capital Corp., 5.70%, October 18, 1995                  1,900,000          1,891,878
Philip Morris Companies Inc., 5.72%, October 18, 1995                    1,900,000          1,891,849
Smith Barney Inc., 5.75%, October 18, 1995                               1,943,000          1,925,931
Aristar Inc., 5.82%, October 19, 1995                                    1,300,000          1,293,695
Bell Atlantic Financial Services, 5.71%, October 27, 1995                  830,000            825,260

Ciesco L.P., 5.70%, October 31, 1995                                     1,900,000          1,888,268
                                                                       -----------        -----------

TOTAL COMMERCIAL PAPER                                                  31,470,000         31,350,754

TOTAL CASH                                                               1,182,745          1,182,745
                                                                       -----------        -----------

TOTAL CASH AND CASH EQUIVALENTS                                        $32,652,745        $32,533,499
                                                                       -----------        -----------
                                                                       -----------        -----------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                    4.8%
                                                                              FACE            CURRENT
DESCRIPTION                                                                 AMOUNT              VALUE
-----------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Caterpillar Financial Services, 5.67%, November 21, 1995               $   288,000        $   280,424
Associates of North America, 6.00%, December 1, 1995                       275,000            276,999
Associates of North America, 8.75%, February 1, 1996                       410,000            416,810
General Motors, 8.75%, February 1, 1996                                    650,000            658,860
General Motors, 8.95%, February 5, 1996                                    350,000            362,113
General Motors, 4.75%, February 14, 1996                                   430,000            430,070
Household Finance, 5.75%, April 19, 1996                                 2,000,000          2,021,437
Society National Bank Cleveland, 6.00%, April 25, 1996                     150,000            149,445
International Lease Finance Corp., 5.00%, May 28, 1996                   1,000,000          1,010,731
Transamerica Financial Corp., 8.55%, June 15, 1996                         400,000            411,754
John Deere Capital Corp., 6.10%, July 22, 1996                           1,000,000          1,002,267
Key Bank of New York, 6.49%, September 6, 1996                           1,000,000          1,000,177
Bank One Columbus, 6.08%, September 12, 1996                             1,000,000          1,000,916
                                                                       -----------        -----------

Total Commercial Paper                                                 $ 8,953,000        $ 9,022,003
                                                                       -----------        -----------
                                                                       -----------        -----------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                             FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS


                                                                                   DECEMBER 31, 1994
                                                                           ----------------------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                      18.7%
                                                                                  FACE               CURRENT
DESCRIPTION                                                                     AMOUNT                 VALUE
------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Chemical  Bank, 6.25%, January 3, 1995                                     $    90,000           $    90,000
Amoco Corp., 5.754%,  January 3, 1995                                        2,104,000             2,102,656
Pacificorp, 6.125%, January 12, 1995                                         2,000,000             1,991,867
Gateway Fuel Corp., 5.571%, January 17, 1995                                 1,925,000             1,900,590
Norwest Financial Inc., 5.499%, January 17, 1995                             1,660,000             1,636,007
Greyhound Financial Corp., 6.215%, January 18, 1995                          1,944,000             1,932,987

PHH Corp Note, 5.928%, January 19, 1995                                      2,400,000             2,388,593
Merrill Lynch & Company Inc., 6.056%, January 25, 1995                         706,000               699,528
Associates Corp. of North Am., 5.828%, January 30, 1995                      2,300,000             2,277,144
Duracell Inc., 6.310%, January 30, 1995                                      2,396,000             2,373,122
Ford Motor Credit Corp., 5.841%,  February 1, 1995                           2,300,000             2,275,997
Goldman Sachs  Group, 5 .705%, February 2, 1995                              1,685,000             1,654,071

Sears Roebuck  Acceptance Corp., 6.120%, February 7, 1995                    1,000,000               988,572
Morgan Stanley Group Inc., 6.363%,  March 1, 1995                            1,000,000               985,370
Beneficial Corp, 6.349%, March 14, 1995                                      2,400,000             2,362,500
John Deere Capital Corp., 6.349%, March 14, 1995                             2,400,000             2,362,500
American General Financial Corp., 6.350%, March 15, 1995                     2,400,000             2,362,084
Toronto Dominion Holdings, 6.318%, March 15, 1995                            2,400,000             2,362,680
                                                                           -----------           -----------

TOTAL COMMERCIAL PAPER                                                      33,110,000            32,746,268

TOTAL CASH                                                                     346,969               346,969
                                                                           -----------           -----------

TOTAL CASH AND CASH EQUIVALENTS                                            $33,456,969           $33,093,237
                                                                           -----------           -----------
                                                                           -----------           -----------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                           8.9%
                                                                                  FACE               CURRENT
DESCRIPTION                                                                     AMOUNT                 VALUE
------------------------------------------------------------------------------------------------------------

Commercial Paper (with stated rate and maturity date)

Bankers Trust NY Corp, 5.250%, January 16, 1995                            $ 1,400,000           $ 1,401,680
Republic National Bank of NY, 4.300%, March 8, 1995                          1,000,000               998,546
Golden Peanut Co., 6.455%, April 5, 1995                                     2,000,000             1,958,218
General Electric Capital Corp, 6.592%, April 18, 1995                        2,400,000             2,348,400
PNC Bank N.A., 5.820%, April 21, 1995                                        1,400,000             1,398,775

Nationsbank North Carolina, 5.400%, May 19, 1995                             1,500,000             1,511,807
Corporate Receivables Corp., 6.760%, May 23, 1995                            2,400,000             2,332,548
Province of Quebec, 6.887%, June 1, 1995                                     2,000,000             1,937,005
Bank of America NT & SA, 6.783%, June 5, 1995                                2,000,000             1,937,220
                                                                           -----------           -----------

Total Commercial Paper                                                     $16,100,000           $15,824,199
                                                                           -----------           -----------
                                                                           -----------           -----------



            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                SEPTEMBER 30, 1995
                                   (UNAUDITED)

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

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A: GENERAL - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1994 Annual Report on Form 10-K.

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

NOTE 2:   TRANSACTIONS WITH AFFILIATES

Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 1995 and 1994 management fees incurred by the Partnership were $1,730,668 and $1,716,648, respectively.

The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the nine months ended September 30, 1995 and 1994 were $93,221 and $59,986 respectively and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by The Prudential and one of its subsidiaries.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential to provide property management services at the Unit warehouses and the Bolingbrook, IL warehouse. The property management fee earned by PREMISYS for the nine months ended September 30, 1995 and 1994 were $24,997 and $23,451 respectively.

NOTE 3:   LINE OF CREDIT

The Partnership had established a $10 million annually renewable line of credit with First Fidelity Bank, N.A., to be drawn upon for potential liquidity needs. The annual cost of maintaining the line of credit was 0.1875% of the total line of credit. Since no drawdowns had occurred and management did not anticipate the need to draw upon this resource in the future, the line of credit was discontinued as of October 31, 1995.

NOTE 4:   COMMITMENT FROM PARTNER

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of September 30, 1995 is approximately $ 52.5 million.

NOTE 5: FORECLOSURE ON MORTGAGE LOAN

On July 1, 1994, the Partnership foreclosed on the Flint, MI mortgage loan under a voluntary conveyance of the property by the mortgagor. The Partnership took title to the property at the expiration of the redemption period on January 2, 1995.

NOTE 6: EVENT SUBSEQUENT TO SEPTEMBER 30, 1995

On October 4, 1995, the Partnership acquired Westpark, a 97,000 square foot mulit-tenant suburban office building in Nashville, TN for approximately $8,270,000 in cash. At the time of the closing, the building was 96% leased.

NOTE 6: PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)


                                              01/01/95     07/01/95     01/01/94     01/01/93     01/01/92    01/01/91    01/01/90
                                                 TO           TO           TO           TO           TO          TO          TO
                                              09/30/95     09/30/95     12/31/94     12/31/93     12/31/92    12/31/91    12/31/90
                                              --------     --------     --------     --------     --------    --------    --------

Rent from properties                          $ 1.1579     $ 0.4171     $ 1.2754     $ 1.1659     $ 1.0727    $ 0.9899    $ 0.9479
Income from interest in properties            $ 0.0390     $ 0.0135     $ 0.1838     $ 0.2139     $ 0.1970    $ 0.1791    $ 0.1533
Interest on mortgage loans                    $ 0.0000     $ 0.0000     $ 0.0082     $ 0.0755     $ 0.0711    $ 0.0663    $ 0.0654
Interest from short-term investments          $ 0.1781     $ 0.0498     $ 0.1226     $ 0.0549     $ 0.0653    $ 0.1151    $ 0.1202
                                              --------     --------     --------     --------     --------    --------    --------

INVESTMENT INCOME                             $ 1.3750     $ 0.4804     $ 1.5900     $ 1.5102     $ 1.4061    $ 1.3504    $ 1.2868
                                              --------     --------     --------     --------     --------    --------    --------
                                              --------     --------     --------     --------     --------    --------    --------

Investment management fee                     $ 0.1428     $ 0.0488     $ 0.1786     $ 0.1673     $ 0.1642    $ 0.1669    $ 0.1591
Real estate tax expense                       $ 0.1180     $ 0.0295     $ 0.1399     $ 0.1465     $ 0.1488    $ 0.1168    $ 0.1010
Administrative expenses                       $ 0.1029     $ 0.0338     $ 0.1103     $ 0.1187     $ 0.1046    $ 0.0946    $ 0.0910
Operating expenses                            $ 0.1054     $ 0.0369     $ 0.1332     $ 0.1209     $ 0.1241    $ 0.0948    $ 0.0776
Interest expense                              $ 0.0285     $ 0.0096     $ 0.0255     $ 0.0236     $ 0.0215    $ 0.0193    $ 0.0186
                                              --------     --------     --------     --------     --------    --------    --------
EXPENSES                                      $ 0.4976     $ 0.1586     $ 0.5875     $ 0.5770     $ 0.5632    $ 0.4924    $ 0.4473
                                              --------     --------     --------     --------     --------    --------    --------

NET INVESTMENT INCOME                         $ 0.8774     $ 0.3218     $ 1.0025     $ 0.9332     $ 0.8429    $ 0.8580    $ 0.8395
                                              --------     --------     --------     --------     --------    --------    --------
                                              --------     --------     --------     --------     --------    --------    --------

Net realized loss on investments sold         $ 0.0000     $ 0.0000     $(0.0966)    $(0.1816)    $ 0.0000    $ 0.0000    $ 0.0000
Net unrealized gain/(loss) on investments     $ 0.1907     $ 0.2304     $ 0.2169     $ 0.0152     $(1.1359)   $(0.7770)   $(0.1543)
                                              --------     --------     --------     --------     --------    --------    --------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                    $ 0.1907     $ 0.2304     $ 0.1203     $(0.1664)    $(1.1359)   $(0.7770)   $(0.1543)
                                              --------     --------     --------     --------     --------    --------    --------

Net increase/(decrease) in share value        $ 1.0681     $ 0.5522     $ 1.1228     $ 0.7668     $(0.2930)   $ 0.0810    $ 0.6852

Share Value at beginning of period            $14.4792     $14.9951     $13.3564     $12.5896     $12.8826    $12.8016    $12.1164
                                              --------     --------     --------     --------     --------    --------    --------
Share Value at end of period                  $15.5473     $15.5473     $14.4792     $13.3564     $12.5896    $12.8826    $12.8016
                                              --------     --------     --------     --------     --------    --------    --------
                                              --------     --------     --------     --------     --------    --------    --------

Ratio of expenses to average net assets           3.34%        1.04%        4.27%        4.44%        4.47%       3.81%       3.58%

Ratio of net investment income to
 average net assets                               5.89%        2.12%        7.29%        7.17%        6.69%       6.63%       6.72%

Number of shares outstanding at
 end of period (000's)                          12,037       12,037       12,241       13,031       14,189      14,993      16,175


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

(a) Liquidity and Capital Resources

At September 30, 1995, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totalled $41,555,502. This is a decrease of $7,361,934 from liquid assets at December 31, 1994, of $48,917,436. The decrease is due primarily to the acquisition of an apartment complex for $15,710,531 as discussed below. This was partially offset by cash received from the operations of the Partnership's properties and interest income received from short-term investments.

The Partnership had established a $10 million annually renewable line of credit with First Fidelity Bank, N.A., to be drawn upon for potential liquidity needs. Since no drawdowns had occurred and management did not anticipate the need to draw upon this resource in the future, the line of credit was discontinued as of October 31, 1995. The Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $52.5 million as of September 30, 1995.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At September 30, 1995, 21.5% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. The Partnership has retained a portion of the cash generated by operations as well as from the sale of properties and the maturing of the mortgage loans pending anticipated reinvestment of these funds. The Partnership acquired an apartment complex in Raleigh, NC on June 30, 1995 at a total cost of $15,710,531. On October 4, 1995, the Partnership acquired an office building in Nashville, TN at a cost of approximately $8,270,000. These were funded by cash held by the Partnership. During the first nine months of 1995, the partners withdrew $3 million. Additional withdrawals may be made during the remainder of 1995 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At September 30, 1995, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations will satisfy the Partnership's needs over the next three months and the foreseeable future.

During the quarter ended September 30, 1995, the Partnership expended approximately $271,000 in capital expenditures, excluding a payment of $1,950,000 related to the acquisition of the apartment complex in Raleigh. Approximately $163,000 were for tenant improvements and leasing commissions.
The largest of these was approximately $58,000 at the Morristown, NJ office building related to the Kodak lease signed in the first quarter of this year. Approximately $56,000 was expended at the Pomona, CA warehouse related to an expansion by Ashley Furniture, and approximately $10,300 was spent at the Azusa, CA property related to the Best Buy lease signed in 1994. Approximately $24,000 was expended at the Flint, MI office property, most of which related to the Combs lease signed in the second quarter.

Major projects comprising the remaining $108,000 of capital expenditures for the quarter included approximately $47,000 for irrigation and sprinkler upgrades and landscaping at the Farmington Hills, MI, Flint and Bolingbrook, IL properties and $18,000 for HVAC upgrades and a new transformer at the Morristown. The Partnership also paid approximately $38,000 in costs related to the foreclosure of the Flint property in 1994.

Projected capital expenditures for the remainder of the 1995 total approximately $347,000, all of which consist of tenant improvements and leasing commissions. Approximately $248,000 represents the final installment of costs related to the Best Buy lease at the Azusa warehouse. Leasing costs projected for prospective leases at the Flint and Roswell, GA properties are $92,000 and $7,000 respectively. The actual amount of such expenditures will depend on the number of new leases signed, the needs of the particular tenants and the timing of lease executions.

On October 4, 1995, the Partnership purchased the Westpark Building for approximately $8.3 million, which was funded from cash held by the Partnership. The property is a 97,000 square foot four-story office building located in Nashville, TN. The building was constructed in 1982. It is currently 96% occupied.

(b) Results of Operations

The following is a brief discussion of a comparison of the results of operations for the nine months and three months ended September 30, 1995 and 1994.

The Partnership's net investment income for the first nine months of 1995 was $10,632,292, an increase of $1,149,258 (12.1%) from $9,483,034 for the corresponding period of 1994. This was primarily the result of an increase in interest income from short-term investments (approximately $1,212,000) and higher income from property operations (approximately $157,000), partially offset by lower interest income from mortgage loans (approximately $106,000) and higher interest expense (approximately $100,000) and investment management fee (approximately $14,000).

Income from property operations, including income from investment in properties was $10,717,833 for the first nine months of 1995. This was an increase of $157,392 (1.5%) from $10,560,441 for the same period of 1994. This was primarily the result of increased rent from properties (approximately $2,124,000) partially offset by lower income from interest in properties due to the sale for the seven Unit warehouses in October 1994 (approximately $1,688,000) and higher property administrative expenses (approximately $257,000) and real estate taxes (approximately $19,000).

Income from interest in properties relates to the Partnership's 50% co-investment in the Unit warehouses. On October 7, 1994, the Partnership sold its interest in seven of the eleven warehouses. This was the major reason that income from interest in properties decreased by $1,688,376 (78.1%) from $2,160,472 for the first three quarters of 1994 to $472,096 for the first three quarters of 1995.

Rent from properties increased by $2,124,008 (17.8%) from $11,907,848 for the first three quarters of 1994 to $14,031,856 for the corresponding period of 1995. This was primarily the result of the acquisition, through foreclosure in July 1994, of the Flint office property. For the first six months of 1994, this investment was reported as a mortgage loan. In 1995, its operating results are included with income from property operations. This increased rent from properties by approximately $682,000 for the first nine months of 1995. The acquisition of the apartments in Raleigh on June 30, 1995 also resulted in increased rental revenue of $522,000. Increased occupancy in 1995 resulted in an additional $661,000 in rental revenue for the Azusa and Morristown buildings as well as the Partnership's two other apartment properties. Rental income at the Bolingbrook warehouse was about $76,000 higher for the first nine months of 1995 as a result of the expiration of a free rent period granted to the tenant in the first quarter of 1994. Revenue at the Pomona warehouse was almost $156,000 higher in the first three quarters of 1995 compared to the corresponding period of last year primarily due to increased expense recoveries and higher rental rates.

Real estate taxes for the first nine months of 1995 increased $19,275 (1.4%), to $1,429,863 from $1,410,588 for the first nine months of 1994. Almost $170,000 was due to the inclusion of the Flint office buildings and the Raleigh apartments in property operations in 1995. This includes approximately $101,000 in 1994 taxes paid in 1995 for the Flint property. This was partially offset by decreases totalling approximately $163,000 at the two California warehouses as a result of appealing the properties' assessments.

Property operating expenses for the first three quarters of 1995 were $1,276,795, an increase of $1,703 (0.1%) from $1,275,092 for the corresponding period of last year. The Flint and Raleigh properties had operating expenses for the first three quarters of 1995 of approximately $172,000. This increase was partially offset by lower utility costs among all properties and lower maintenance costs, particularly at Azusa, where building exteriors were painted in the first quarter of 1994. No similar large expenses were incurred this year.

Administrative expenses on the statement of operations includes both property and Partnership administrative expenses. Property administrative expenses totalled $1,079,461 for the nine months ended September 30, 1995. This is an increase of $257,262 (31.3%) from $822,199 for the same period last year. This was primarily the result of the inclusion of the Flint and Raleigh properties (almost $142,000), higher insurance premiums (approximately $51,000) primarily at the two California properties, and an increase in bad debt expense (approximately $63,000). The last item was primarily the result of a reduction to bad debt expense at the Azusa warehouse in the first quarter of 1994 arising from the application of a security deposit to amounts owed by a vacated tenant. Professional fees also increased in 1995 due to the utilization of real estate tax consultants to assist with the appeal of assessed values at the California properties. The appeal generated significant tax savings as noted above. Partnership administrative expenses for the first nine months of 1995 decreased by $657 (0.4%) to $167,181 from $166,524 for the first nine months of 1994.

Interest expense relates to the capitalized ground leased at the Pomona warehouse. Interest expense increased by $100,184 (40.8%) to $345,434 for the first nine months of 1995 from $245,250 for the corresponding period of 1994. This was due to a scheduled increase in the lease payment, effective in November 1994. The annual ground lease payments after November 1994, and for each ten year increment thereafter, are subject to increase by 50% of the increase in the Consumer Price Index during the previous period. For 1995, the annual payment increased by $126,450 to $376,450. The Partnership has the option to purchase the land for $4,000,000 from November 1994 to November 1997. Management is continuing to evaluate the relevant factors during the option period before deciding whether to exercise the option.

Investment management fee expense increased by $14,020 (0.8%) for the first nine months of 1995 to $1,730,668 from $1,716,648 for the first three quarters of 1994. The fee is computed as 1.25% of gross assets. During the first nine months of 1995, gross assets were slightly higher than in 1994.

Interest income from short-term investments increased by $1,212,422 (128.3%) to $2,157,742 for the first three quarters of 1995 from $945,320 for the first three quarters of 1994. This is the result of increased amounts invested and higher interest rates in 1995. As noted above, the Partnership is retaining increased cash balances in anticipation of acquiring properties.

Since both of the Partnership's investments in mortgage loans matured in 1994, there was no interest income from this source in the first nine months of 1995.

Net investment income for the third quarter of 1995 was $3,879,709. This is an increase of $551,123 (16.6%) over $3,328,586 for the corresponding period of 1994. This is due primarily to higher income from property operations (approximately $396,000) and interest from short-term investments (approximately $191,000). These were partially offset by higher interest expense (approximately $33,000). The increase in interest from short-term investments was due to larger amounts invested and higher interest rates in 1995. Interest expense increased in 1995 as a result of the scheduled rate increase described above.

Income from property operations including interest in properties increased $396,321 (10.9%) from $3,644,668 for the three months ended September 30, 1994 to $4,040,989 for the corresponding period of 1995. This was the result of the inclusion of the Flint and Raleigh properties in property operations in 1995 and higher occupancy at Azusa and the apartment properties. These were partially offset by the sale of seven of the Unit warehouses in October 1994 and the billing of expense recoveries in the third quarter of 1994 as opposed to the second quarter of 1995.

MARKET VALUES OF INVESTED ASSETS

The partnership experienced an unrealized gain of $2,265,212 for the first three quarters of 1995. Increases in the values of the apartments ($2,472,895), the warehouses ($301,382) and the office properties ($3,781) were partially offset by a decrease of $512,846 in the market values of the Partnership's sole retail property.

Overall, the third quarter saw a continuation of the improving conditions at several properties resulting in an unrealized gain of $2,766,811 for the quarter. The apartments had the largest unrealized gain for the quarter, $2,247,328 of which $1,289,465 related to the newly acquired complex in Raleigh. This increase is 9.4% of the property's June 30, 1995 value. The property has performed better than expected both in terms of occupancy and rental rates. The apartments in Farmington Hills and Atlanta experienced gains of $688,695 (5.1% of June 30, 1995 value) and $269,168 (2.2% of June 30, 1995 value), respectively. These resulted from high occupancy, tenant retention and rental rates as well as strong residential markets, locally.

Unrealized gains for the Partnership's warehouse properties totalled $947,782 for the third quarter. The Pomona experienced the largest increase, $1,413,726 (9.0% of its June 30, 1995 value). This was the result of the property's being 100% leased at September 30, 1995 and improved local market conditions. The market value of the Bolingbrook warehouse increased by $100,000 (1.4% of its June 30, 1995 value) due to a scheduled step-up in the rental rate. The Unit warehouses produced an unrealized gain of $138,169 (2.3% of their June 30, 1995 value) as market conditions in the Jacksonville, FL area where the properties are located continue to improve. These gains were partially offset by an unrealized loss at the Azusa property of $704,113 (4.7% of the property's June 30, 1995 value). This was the result of less optimistic assumptions of expense growth, future rental rates and leasing activity as current leases expire, based on the property's competitive position local market.

The Partnership's office properties decreased in value during the third quarter resulting in an unrealized loss of $418,424. This was due primarily to a decrease of $352,571 (4.6% of the property's June 30, 1995 value) at the Flint office buildings. This was caused by reduced expectations of future rental rate increases and leasing activity due to competition from new construction in the Flint market. The Morristown Office Centre experienced an unrealized loss of $65,852 (0.7%) of is June 30, 1995 value) for the quarter due to capital expenditures which did not result in an increase in the property's value. The market value of the office building in Lisle, IL was unchanged for the quarter.

Capital expenditures which did not add to value resulted in an unrealized loss of $9,875 for the quarter for the King's Market Shopping Center.

PROPERTY LEASING ACTIVITY

There was little leasing activity during the third quarter of 1995 as occupancy remained the same at each of the Partnership's non-residential properties except for Pomona and King's Market. A new tenant, Pac Rosa, took occupancy of 33,400 square feet (6% of the property) at Pomona under a three-year lease executed in the second quarter of 1995. Ashley Furniture expanded its space by 55,000 square feet (10% of the property). This expansion was also executed in the second quarter. The lease on the expansion expires concurrent with the existing lease in 2003. As a result of this activity, the property was 100% occupied at September 30, 1995. No leases are scheduled to expire during the last quarter of 1995.

Occupancy at King's Market increased slightly during the third quarter, from 98% at June 30, 1995 to 99% at September 30, 1995. Two new tenants totalling 5,450 square feet (2% of the property) took occupancy during the third quarter while one tenant leasing 1,500 square feet (less than 1% of the property) vacated at the expiration of their lease. One lease covering approximately 4,100 square feet (1% of the property) is scheduled to expire during the fourth quarter.

The Flint office property was 83% occupied at September 30, up from 80% at June 30, 1995. One new lease was signed during the quarter covering approximately 3,800 square feet (3% of the property). Two leases, covering 4,400 square feet (4% of the property), expired during the third quarter. One tenant renewed their lease covering 1,400 square feet at the same rental rate. The other, whose lease covers 3,000 square feet, is not interested in renewing but will occupy the space on a month-to-month basis at their current rent. During the fourth quarter, three leases totalling approximately 6,400 square feet (6% of the property) are scheduled to expire. Each of the tenants has indicated that they will renew. In addition, two tenants whose leases expire during the first six months of 1996 have indicated that they also will renew. These leases cover approximately 7,500 square feet (7% of the property). Another tenant whose lease expires in March 1996, has stated that they will vacate their space at that time. This lease covers approximately 2,000 square feet (2% of the property).

Occupancy at the Morristown office building was 96% at both September 30, and June 30, 1995. One lease covering 4,000 square feet (5% of the property) expires during the fourth quarter. The tenant has indicated that they will vacate upon lease expiration. The space is being marketed, but there are currently no prospects. The Partnership is discussing a possible expansion with another tenant.

The Unit warehouses and the properties located in Azusa, Bolingbrook and Lisle were 100% leased at September 30, and June 30, 1995. No leases expire during the remainder of 1995.

Occupancy at the Partnership's three apartment properties remained stable for the quarter, averaging 96%, the same as at June 30, 1995. Occupancy is not expected to change significantly during the remainder of the year.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                 ----------------------------------------------





Date:  November 15, 1995                By: /s/ Esther H. Milnes
       ------------------                  ----------------------------
                                        Esther H. Milnes
                                        President



Date:  November 15, 1995                By: /s/ Stephen P. Tooley
       ------------------                  ----------------------------
                                        Stephen P. Tooley
                                        Vice President, Comptroller and
                                        Chief Accounting Officer