Form 10-K
period 1996-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1997-03-31
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [NO FEE REQUIRED]








Commission file number 33-20018















                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY







                                  in respect of





                   PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT
                   -------------------------------------------
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

                                (201) 802-6000
              ----------------------------------------------------
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




                                      INDEX
ITEM                                                                       PAGE
 NO.                                                                        NO.
----                                                                       ----
    Cover Page                                                               -

    Index                                                                    2




PART I


  1.  Business                                                               3

  2.  Properties                                                             4

  3.  Legal Proceedings                                                      5

  4.  Submission of Matters to a Vote of Security Holders                    5



PART II




  5.  Market for the Registrant's Interests and Related
      Security Holder Matters                                                6

  6.  Selected Financial Data                                                6

  7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7



  8.  Financial Statements and Supplementary Data                            15



  9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                             15

PART III

  10. Directors and Executive Officers of Pruco Life of New Jersey           16

  11. Executive Compensation                                                 17



  12. Security Ownership of Certain Beneficial Owners and Management         17



  13. Certain Relationships and Related Transactions                         18


PART IV

  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        19


      Exhibit Index                                                          19

      Signatures                                                             21

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

ITEM 2.  PROPERTIES

The Partnership owns the following properties as of December 31, 1996.

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

APARTMENT COMPLEX IN ATLANTA, GEORGIA
Brookwood Valley Apartments is a garden apartment complex located approximately 3 miles north of downtown Atlanta. It consists of eight three-story buildings containing a total of 240 units. Construction of the 7.1 acre site was completed in 1987. At December 31, 1996 the property was 93% leased.

WAREHOUSE FACILITY IN POMONA, CALIFORNIA
The Partnership owns a leasehold estate in six industrial buildings on approximately 28 acres in Pomona, California. The site is approximately 30 miles east of downtown Los Angeles. The buildings were constructed between 1982 and 1984 and contain approximately 531,000 square feet of leasable space. The property was 100% leased at December 31, 1996.


Land under the leasehold estate was capitalized upon the assignment of a ground lease from the previous owner. The lease term extends until November 2078 with no renewal options. The annual ground lease payments are $250,000 through November 1994, and, for each ten year increment thereafter, are subject to increase by 50% of the increase in the Consumer Price Index during the previous period. For 1995, the annual ground lease payment increased by $126,450 to $376,450. The ground lease agreement contains a purchase option from November 1994 to November 1997 at a fixed price of $4,000,000, which management intends to exercise.


SHOPPING CENTER IN ROSWELL, GEORGIA
King's Market shopping center was constructed in 1988. It is located approximately 22 miles north of downtown Atlanta on a 30 acre site. It contains approximately 300,000 square feet of rentable space. At December 31, 1996 it was 96% leased.


OFFICE FACILITY IN MORRISTOWN, NEW JERSEY
This four-story suburban office building was constructed in 1981 and contains 83,000 rentable square feet. It is located on a 5.1 acre site, approximately 30 miles west of New York City. At December 31, 1996 it was 93% leased.

WAREHOUSE FACILITY IN BOLINGBROOK, ILLINOIS
This single-story warehouse was completed in 1989. It contains 224,640 rentable square feet. It is located approximately 20 miles southwest of downtown Chicago. The entire facility is leased to the Gillette Company under a lease expiring in October, 2000.

APARTMENT COMPLEX IN FARMINGTON HILLS, MICHIGAN
Indian Creek Apartments consists of fifteen two-story buildings containing 156 two-bedroom and 40 one- bedroom units. It was constructed in 1988 and is located approximately 20 miles northwest of Detroit. At December 31, 1996, the property was 88% leased.

WAREHOUSE FACILITIES IN JACKSONVILLE, FLORIDA
The Partnership owns a 50% interest in four single-story warehouse/distribution buildings located in Jacksonville, Fl. The remaining 50% is owned by The Prudential and one of its subsidiaries. The buildings contain approximately 502,000 rentable square feet and were 85% leased at December 31, 1996

APARTMENT COMPLEX IN RALEIGH, N.C
Dunhill Trace consists of fourteen two and three story apartment buildings. It was constructed and acquired in June, 1995 and located on a 16.2 acre site in Northwest Raleigh, N.C. At December 31, 1996 the property was 97% leased.


OFFICE FACILITY IN NASHVILLE, TN
Westpark is a 97,000 square foot office center located in suburban Nashville, Tennessee. The property was constructed in 1982, at December 31, 1996 the building was 99% leased.

OFFICE FACILITY IN OAKBROOK TERRACE, ILLINOIS
Oakbrook Terrace Corporate Center is a 123,000 square foot building located in a
western suburb of Chicago, Illinois.   At December 31, 1996 the property is
99% leased.

OFFICE FACILITY IN BEAVERTON, OREGON
This three story office building was completed in 1995. It contains approximately 72,000 square feet of rentable space. The building is located on a 3.89 acre land parcel in Beaverton, Oregon. At December 31, 1996 the building was 100% leased.



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

As of March 14, 1997, there were approximately 4,181 Contract owners of record investing in the Real Property Account.



ITEM 6.  SELECTED FINANCIAL DATA


                                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                           1996       1995         1994        1993        1992
                                                        ---------   ---------   ---------   ---------  ----------
RESULTS OF OPERATIONS:

Net Investment Income                                   $ 574,648   $ 538,224   $ 438,732   $ 404,853  $  374,839
Net Gain/(Loss) on Investment
 in Partnership                                         $(190,276)  $  27,210   $  57,089   $ (77,985) $ (559,697)
                                                        ---------   ---------   ---------   ---------  ----------
Net Increase/(Decrease) in Net Assets
 Resulting From Operations                              $ 384,372   $ 565,434   $ 495,821   $ 326,868  $ (184,858)
                                                        ---------   ---------   ---------   ---------  ----------
                                                        ---------   ---------   ---------   ---------  ----------

Financial Position:


                                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                          1996         1995         1994        1993         1992
                                                      -----------  -----------  -----------  -----------  -----------

Total Assets                                          $ 7,878,541  $ 7,455,048  $ 6,851,923  $ 6,320,579  $ 5,957,741


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

(A) LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1996, the Partnership's liquid assets consisted of cash and cash equivalents and marketable securities totaling $45,164,848. This is an increase of $20,409,428 from liquid assets at December 31, 1995 of $24,755,420. The increase is due primarily to (1) $5,509,976 in cash received from the sale of Oak Creek Office Park in Flint, Michigan, (2) $14,697,789 in cash received from the sale of the Azusa, California warehouse, (3) operations of the Partnership's properties, and (4) interest income received from short-term investments. This was partially offset by (1) the purchase of an office building in Beaverton, Oregon for $10,713,722, and (2) withdrawals by the partners of $3 million. Sources of liquidity include net cash flow from property operations and interest from short-term investments.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $50.2 million as of December 31, 1996.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At December 31, 1996, 22.1% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. This is in excess of the target range because proceeds from the sales, noted earlier are being retained in the Partnership in anticipation of potential acquisitions. Two industrial projects are scheduled to close in mid 1997, one in Aurora, CO for an estimated purchase price of $10.4 million, and the other in Salt Lake City, UT for an estimated price of $7 million. Also during 1997, the Partnership expects to exercise an option to acquire the land under the Pomona, CA warehouse, already owned by the Partnership, for a cost of $4 million.

During 1996, the partners withdrew $3.0 million. Withdrawals may be made during 1997 based upon the percentage of assets invested in short-term obligations and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At December 31, 1996, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cashflow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

The Partnership acquired an office building in Beaverton, Oregon on December 20, 1996 for $10,713,721. The acquisition was funded entirely by cash held by the Partnership.

During 1996 the Partnership made $550,056 in capital expenditures for tenant alterations, leasing commissions, and land and building improvements. The most significant of these expenses was approximately $244,000 for tenant alterations and leasing commissions at the industrial property in Pomona, CA, of which approximately $166,000 related to a renewal for the Treasure Chest, approximately $46,000 related to a lease signed by Prestige Auto, a new tenant and approximately $30,000 related to a renewal for SCI. Other significant capital expenditures included approximately $122,000 in tenant alterations and leasing commissions, of which approximately $100,000 related to the lease signed by Spectrum Financial at the Morristown, NJ office building, garage repairs of approximately $81,000 at the Oakbrook Terrace office facility in Oakbrook Terrace, IL, and tenant improvements and leasing commissions of approximately $65,000, of which approximately $36,000 related to Shepherd's Staff Christian Book Store, a new tenant at the Roswell, GA retail center.

Other major capital expenditures in 1996 included approximately $29,000 for access gates at the Atlanta, GA apartments. At the Farmington Hills apartments, approximately $25,000 was spent for repairs to brick facade, landscaping and replacement of fitness equipment.

Projected capital expenditures for 1997 total approximately $5,291,000. Of this, approximately $4,581,000 consists of leasing commission and tenant alterations. The largest of these is $3,108,000 planned for the Lisle, IL office center. The property expects to pay approximately $2,298,000 in tenant improvements and $810,000 in leasing commissions to acquire a new tenant, as R.R. Donnelley will be leaving at the expiration of their lease in September. At the Morristown Office Center, approximately $914,000 has been budgeted in tenant improvements and leasing commissions, of which approximately $878,000 relates to efforts to renew the Smith Barney lease prior to the October, 1997 expiration. Tenant improvements and leasing commissions have been budgeted for approximately $254,000 at the Roswell, GA retail center, approximately $186,000 at the Nashville office center and approximately $119,000 at the Pomona warehouse. All of these projected expenditures relate to prospective leases and are based on reasonable cost. The actual amount of such expenditures will depend on the number of new leases signed, the actual needs of the particular construction or repair, and the timing of lease executions.


Other major capital projects planned for 1997 include, at the Lisle office building $200,000 for upgrading of the heating and air conditioning system and $35,000 for repairs to the roof; at the Roswell retail center, $140,000 for a new traffic layout to ease traffic in and around the center; at the Atlanta apartments $132,000 for exterior wood replacement and building painting; at the Raleigh apartments $37,000 for regrading the land; at the Oakbrook Terrace office building $15,000 for pressure washing of the exterior. Approximately $151,000 is budgeted for smaller projects among the various properties.

(B) RESULTS OF OPERATIONS

The following is a brief discussion of a comparison of the results of operations for the three years ended December 31, 1996, 1995 and 1994.

1996 VS 1995

The Partnership's net investment income for 1996 was $15,419,518, an increase of $699,247 (4.8%) from net investment income for 1995 of $14,720,271. The increase was primarily the result of higher net income from property operations ($1,455,941) offset primarily by a higher management fee ($152,351) and lower interest income from short-term investments ($526,479).

Income from property operations, including income from interest in properties, was $16,061,409 for 1996. This is an increase of $980,119 (6.5%) from
$15,081,290 for 1995. This was due primarily to increased rent from properties (approximately $2,973,000). The increase was offset by increased operating expense (approximately $1,034,000) and real estate taxes (approximately $429,000).

Rent from properties for 1996 increased by $2,972,650 (15.0%) to $22,799,694 from $19,827,044 for 1995. A large portion of this was the result of properties that were acquired during 1995 and held for the full year of 1996. This increase in revenue totaled approximately $4,367,000.

These additional revenues were primarily offset by the sale of the Azusa industrial building which resulted in approximately $1,092,000 reduction in revenues from last year and the Roswell, GA shopping center which accounted for a decrease of approximately $214,000 due to lower percentage rents in 1996 and decreased occupancy.

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouses (the Unit warehouses). Income from this source decreased approximately $31,624 (4.9%) from $638,183 for 1995 to $606,558. The reduction is the result of GATX vacating a portion of its space in October and the space not being leased.

Administrative expenses on the statement of operations includes both those related to property operations and the administration of the Partnership. Property administrative expenses for 1996 were $1,653,934. This is $78,271 (5.0%) higher than the $1,575,663 for 1995. The increase was primarily the result of full year administrative expenses of approximately $234,000 at the Nashville, TN office building, Oakbrook Terrace, IL office facility and the Raleigh, NC apartment complex, partially offset by decreases due to the partial year of two 1996 sold properties totaling approximately $130,000.

Property operating expenses for 1996 were $2,904,620 compared to $1,870,183 for 1995, an increase of $1,034,437 (55%). The increase was primarily due to a full year of operating expenses totaling approximately $943,000 related to the Raleigh, Oakbrook Terrace and Nashville properties, all which were acquired in 1995. Increases were also due to the Morristown office property incurring window repairs of approximately $21,000 and an increase to its grounds contract for approximately $59,000 offset by lower repairs and maintenance expenses totaling $23,000. The Atlanta and the Farmington Hills apartments had increases totaling approximately $57,000 for 1996 apartment make-ready due to higher turnover as compared to 1995.

Real estate taxes for 1996 were $2,367,404, an increase of $429,314 (22.2%) from $1,938,090 for 1995. The increase was primarily due to a full year of real estate tax expense totaling approximately $572,000 related to the Raleigh, Oakbrook Terrace and Nashville properties. At the Morristown office building, real estate taxes increased by approximately $32,000. These increases were offset by decreases of approximately $106,000, the result of the Azusa and Flint properties being sold in 1996. Real estate taxes at the Farmington Hills apartments reduced by approximately $26,000 due to last year's tax appeal.

Administrative expenses related to the Partnership totaled $211,499 for 1996. This is an increase of $7,930 (3.6%) from $219,429 for 1995.

The investment management fee for 1996 was $2,494,229. This is $152,351 (6.5%) higher than the fee for 1995 of $2,341,878. The fee is computed as 1.25% of gross assets. During 1995, gross assets were slightly higher than the prior year due to cash flow retained by the Partnership and increased market values of the real estate investments.

MARKET VALUES OF INVESTED ASSETS AND PROPERTY LEASING ACTIVITY:  1996 VS 1995

During 1996, the Partnership recognized an unrealized loss of $3,211,436 on its real estate investments. This represents 1.9% of the value of the investments at December 31, 1995. The retail center experienced the largest unrealized loss, approximately $3,787,000. The offices experienced a net unrealized loss of approximately $560,000. The industrial properties experienced a net unrealized loss of approximately $75,000 offset by the apartments experiencing net unrealized gains of approximately $1,210,000.

Occupancy at the Partnership's properties at December 31, 1996 were generally lower than at December 31,1995. During 1996, the Partnership acquired a 72,109 square feet office building in Beaverton, Oregon. At December 31, 1996 the Beaverton office building was 100% occupied to five tenants and there are no expirations in 1997.


The Partnership's Atlanta apartment complex experienced an unrealized gain of approximately $1,083,000 (8.6% of its year-end 1995 value) and the Farmington Hills apartment complex experienced an unrealized gain of approximately $477,000 (3.4% of its year-end 1995 value). These increases were primarily the result of higher rental rates and occupancy than were previously projected for these properties. The luxury garden apartment complex in Raleigh experienced an unrealized loss of approximately $350,000 (2.0% of its year-end 1995 value). The property had experienced lowered loss of occupancy but has currently recovered to a December 31, 1996 occupancy of 97%.

Occupancy at the Atlanta and the Farmington Hills apartments decreased from 97% and 98% at December 31, 1995 to 93% and 88%, respectively. Occupancy at the Raleigh apartments increased from 95% at December 31, 1995 to 97% at the end of 1996. All vacant apartments are being marketed as of December 31, 1996.

The Bolingbrook warehouse experienced the largest unrealized loss of this property type, approximately $300,000 (4.1% of its year-end 1995 value). Gillette, a tenant of the entire property, has indicated they need additional space and will relocate at the expiration of their lease in 2000. The Pomona property experienced an unrealized gain of approximately $175,000 (1.0% of its year-end 1995 value), this was the result of signing leases that maintained the property occupancy at 100%. The market values of the four Unit warehouses in which the Partnership owns a 50% interest at the end of 1996 experienced an unrealized gain of approximately $50,000 (.9% of their December 31, 1995 value).

Occupancy at the Pomona warehouse remained at 100%. During 1996, a total of 234,292 square feet expired and was leased at the property. The most significant renewal included SCI signing an amendment to their lease to extend the term for five years. During 1997, JB Engineering's 49,697 square feet lease is expiring. Occupancy at the Bolingbrook warehouse also remained at 100%. Gillette's lease of this entire facility will expire in the year 2000, at which time they will relocate. At the Unit warehouses, occupancy decreased from 100% at 1995 to 85% at 1996. GATX vacated its space in October and the space has not been leased. All vacant space is being marketed as of December 31,1996.


The Lisle office, experienced an unrealized loss of approximately $1,700,000 (14.7% of its year-end 1995 value). This was caused by R.R. Donnelley (sole-tenant) not renewing its lease, which expires September 1997, and the anticipated expenses that will be incurred in order to release the building in 1997. The Morristown property experienced an unrealized gain of approximately $409,000 (4.3% of its December 31, 1995 value), due to improved market conditions in the Northern, NJ market. The Nashville office experienced an unrealized gain of approximately $166,000. The increase represented 1.9% of its year-end 1995 value. The rise in value reflects the expectations of continued high occupancy and the potential for higher rental rates in the future. The Oakbrook Terrace office building experienced an increase of $565,000 (4.5% of its December 31, 1995 value). This was the result of two tenant rent increases that occurred in 1996.

Occupancy at the Lisle office building remained at 100% during 1996. R.R. Donnelley has given notice they will be vacating their space in 1997. The Oakbrook Terrace office building continued its 99% occupancy. The Nashville office building occupancy remained at 99%. During 1996, a total of 25,394 square feet was re-leased, leaving a vacant space of 1,350 square feet. During 1997, at the Nashville office building, 11,966 square feet will expire. Occupancy at the Morristown office decreased from 98% to 93% as of December 31, 1996. There are four vacant suites totaling 9,583 square feet. During 1996, Mutual of Omaha renewed their lease of 5,479 square feet and Sprint Spectrum signed a two month temporary agreement for 4,010 square feet, while Chase Home Mortgage vacated their suite of 4,010 square feet. During 1997, at the Morristown office building, a total of 15,753 square feet will be up for renewal. All vacant space is currently being marketed.

The Partnership's sole retail property in Roswell, GA, experienced an unrealized loss of $3,786,554 (11.8% of its December 31, 1995 value). This was due to increased competition in the local market resulting in downward pressure on rental rates and occupancy.

Occupancy at the Roswell center decreased from 99% at December 31, 1995 to 96% at December 31, 1996, a loss of 3%. During 1996 a total of 10,464 square feet expired and 4,127 square feet was renewed. Shepherd's Staff Christian Book Store leased 6,100 square feet. Two tenants leasing a total of 6,100 square feet have vacated prior to their lease expiration. At December 31, 1996 a total of 10,464 square feet remained vacant. Several lease proposals are in negotiation, while all other vacant space is currently being marketed.

During 1996, the Partnership sold its Azusa, CA industrial property and its Flint, MI office building. The sale of these two properties resulted in a realized loss of $1,573,147. The Flint, MI property experienced the largest loss of $1,094,521 (16.7% of its year-end 1995 value). This was the result of both the uncertain economic outlook and leasing demand for Flint, MI, as well as the physical condition of the property. The Azusa property experienced a realized loss of $478,627 (3.2% of its year-end 1995 value). The gross sales price of the property was $15,250,000 and the net proceeds were $14,697,789.

1995 VS 1994

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

Rent from properties for 1995 increased by $3,482,785 (21.3%) to $19,827,044 from $16,344,259 for 1994. A large portion of this was the result of properties that were acquired during 1995. This revenue totaled approximately $1,466,000. Revenue at the apartments in Raleigh were $1,111,744, the office building in Nashville,$331,165 and the office building in Oakbrook Terrace $23,587. Rental income at the Flint office park increased by approximately $662,600 in 1995. This was primarily due to the acquisition of this property through foreclosure in July, 1994. As a result, only six months of operating results are included in 1994 as compared to a full year in 1995. Increased occupancy in 1995 resulted in an additional $906,000 in rental revenue for the Azusa and Morristown buildings as well as the Partnership's two other apartment properties. Rental income at the Bolingbrook warehouse increased about $82,000 in 1995 as a result of the expiration of a free rent period granted to the tenant in the first quarter of 1994. Revenue at the Pomona warehouse was almost $221,000 higher due to increased occupancy and higher expense recoveries.

 These additional revenues were partially offset by lower rental income from the Roswell, GA shopping center (approximately $15,000) due to lower percentage rent in 1995, offset by higher rental income and expense recoveries.

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouses (the Unit warehouses). Income from this source decreased $1,717,021 (72.9%) from $2,355,204 for 1994 to $638,183 for 1995. The
Partnership sold its investments in seven of these warehouses in 1994. This resulted in a reduction of income of approximately $1,800,000 in 1995. Of the four remaining warehouses income increased by approximately $83,000 due to higher occupancy at one of the warehouses.

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

Property operating expenses for 1995 were $1,870,183 compared to $1,707,039 for 1994, an increase of $163,144 (9.6%). The increase was primarily due to the inclusion of approximately $217,336 in operating expenses related to the Raleigh and Nashville properties. The Flint property had an increase of $73,600 for 1995 compared to the last six months of 1994. In addition there were higher repairs and maintenance at the Farmington Hills apartments of approximately $18,500. These increases were reduced by lower expenses at the Azusa warehouse related to the painting of building exteriors in 1994 ($88,500), at Pomona, ($24,500) due to lower repairs and maintenance, and lower repairs and maintenance, security and utilities at Roswell ($35,000).

Real estate taxes for 1995 were $1,938,090, an increase of $145,315 (8.1%) from $1,792,775 for 1994. Approximately $244,000 of this increase was due to the inclusion of the Flint office buildings, the Raleigh apartments and the Nashville office center. This includes $101,000 of 1994 taxes at the Flint property. At the Roswell shopping center, real estate taxes increased by $31,500. Approximately $153,000 of the decreases were achieved as the result of appealing the assessed values at the Azusa, Pomona, Morristown and Farmington Hills properties. Real estate taxes at the net lease properties in Bolingbrook and Lisle also increased nearly $22,000.

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

The investment management fee for 1995 was $2,341,878. This is $54,062 (2.4%) higher than the fee for 1994 of $2,287,816. The fee is computed as 1.25% of gross assets. During 1995, gross assets were slightly higher than the prior year due to cash flow retained by the Partnership and increased market values of the real estate investments.

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

The Partnership's luxury garden apartments in Raleigh had an unrealized gain of nearly $1,441,300. The property has benefited from very strong leasing demand (occupancy at December 31, 1995 was 95%) and is performing at a higher level than anticipated. The Farmington Hills apartments experienced an unrealized gain of $626,143 (4.6% of its year-end 1994 value) and Atlanta $634,165 (5.3% of its year-end 1994 value). These increases were primarily the result of higher rental rates, occupancy and tenant retention than previously projected for these properties.

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

The warehouse in Bolingbrook experienced an unrealized gain of $357,563 (5.1% of the property's December 31, 1994 value). This was due to lower estimates of operating expenditures and a scheduled step-up in the rental rate.

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

The office buildings experienced an unrealized loss approximately $1,933,000. The Flint, property value decreased $1,314,060 (17.1% of its December 31, 1994 value). This was caused by reduced expectations of future rental rate increases and tenant renewals due to increased competition from new construction in the Flint market. The Lisle office building decreased in value by $400,000 (3.3% of the property's December 31, 1994 value) and the Morristown property also decreased in value by $473,993 (4.8% of its December 31, 1994 value). The Lisle property's decrease in value reflects the possibility that the current tenant, R.R. Donnelley, may not remain in the building when their current lease expires in 1997. This would result in downtime while a new tenant was found and necessitate incurring additional tenant improvements and leasing commissions.
It is also likely that the rental rate on any new lease would be lower than that currently paid by Donnelley. The decline in the value of the Morristown property was the result of increases in the discount rates, reflecting the soft market conditions in the local areas and the expectations potential buyers are requiring higher returns on such investments. The decreases in value at the office buildings were partially offset by an increase of $254,871 at the Nashville building. The increase represented 3% of its acquisition cost. The rise in value reflects the expectations of continued high occupancy and the potential for higher rental rates in the future.

The Partnership's sole retail property, King's Market Shopping Center in Roswell, GA, experienced an unrealized loss of $527,726 (1.6% of its December 31, 1994 value). This was due to increased competition in the local market due to the construction of a competing shopping center which is expected to exert downward pressure on rental rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules on pages F-1 and F-2.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant engaged Price Waterhouse LLP as its new independent accountants as of May 14, 1996. During the two most recent fiscal years and through May 14, 1996, the Registrant has not consulted with Price Waterhouse LLP on items which
1)were or should have been subject to SAS 50 or 2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

The Board of Directors of The Prudential Insurance Company of America approved the recommendation by its auditing committee to engage Price Waterhouse LLP as independent accountants. The auditing committee of The Prudential Insurance Company of America supervises the audit activities in respect of affiliates, including the Registrant.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRUCO LIFE OF NEW JERSEY


NAME                                POSITION                              AGE
----                                --------                              ---

William F. Yelverton        Chairman of the Board
                                  and Director                            55

I. Edward Price            Vice Chairman of the Board
                                  and Director                            54

Esther H. Milnes             President and Director                       46

James Drozanowski             Senior Vice President                       54

Frank Marino                  Senior Vice President                       51


Hwei-Chung Shao       Senior Vice President and Chief Actuary             42

Mario A. Mosse                Senior Vice President                       44

Karen Shapiro                 Senior Vice President                       40

Linda S. Dougherty        Vice President,  Comptroller
                          and Chief Accounting Officer                    47

William Bethke                      Director                              49

Mendel Melzer                       Director                              36

Ira J. Kleinman                     Director                              49
--------------------------------------------------------------------------------
William F. Yelverton, age 55, has been Chief Executive Officer of Prudential Individual Insurance Group since 1995. Prior to 1995, he was Chief Executive Officer of New York Life Worldwide.


I. Edward Price, age 54, has been Senior Vice President and Actuary of Prudential Individual Insurance Group since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994, he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 46, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James Drozanowski, age 54, has been Vice President of Prudential since 1996. From 1981 to 1996 he held various positions with Chase Manhattan Bank.

Frank Marino, age 51, has been Vice President of the Policyholder Relations Department of Prudential Individual Insurance Group since 1996. Prior to 1996, he was Senior Vice President of Prudential Mutual Fund Services.

Hwei-Chung Shao, age 42 , has been Vice President and Assistant Actuary of Prudential and Executive Vice President and Chief Financial Officer of Prudential of Taiwan since 1989.

Mario A. Mosse, age 44, has been Vice President of Prudential since 1996. From 1977 to 1996 he was Vice President of Chase Manhattan Bank.

Karen Shapiro, age 40, has been Vice President, Compliance of Prudential since 1996. From 1993 to 1996 she was First Vice President and Associate General Counsel of Prudential Securities, Inc.

Linda S. Dougherty, age 47, has been Vice President, Accounting for Prudential since 1988. From 1986 to 1988 she was Vice President and Controller of Empire Blue Cross and Blue Shield.

William Bethke, age 49, has been Senior Vice President of Prudential since 1986.

Mendel Melzer, age 36, has been Chief Investment Officer of Prudential Mutual Funds since 1996. From 1995 to 1996, he was Chief Financial Officer for the Money Management Group of Prudential. From 1993 to 1995, he was Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services. Prior to 1993, he was Managing Director of Prudential Investment Corporation.


Ira J. Kleinman, age 49, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.




ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1996, 1995 and 1994 management fees incurred by the Partnership were $2,494,229, $2,341,878 and $2,287,816, respectively.


The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 1996, 1995 and 1994 were $116,818; $219,429; and $95,015, respectively, and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by Prudential and one of its subsidiaries. At December 31, 1996, these properties had total assets of $17,668,652 and liabilities of $60,987. For the year ended December 31, 1996, the Unit warehouses had revenues of $1,516,876 and expenses of $303,754.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of Prudential, to provide property management services at the Unit warehouses, and through 1994 at the Bolingbrook, IL warehouse. The property management fee earned by PREMISYS, incurred by the Parnership and Prudential for the years ended December 31, 1996, 1995 and 1994 was $36,000; $31,360 and; $92,382, respectively.

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in estimated market value net assets of the Partnership. The amount available under this commitment for property purchases as of December 31, 1996 is approximately $50.2 million.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          See the Index to Financial Statements on pages F-1 and F-2.

     2.   Financial Statement Schedules

          The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

          III. Real Estate Owned: Properties
          III. Real Estate Owned: Interest in Properties

          See the Index to Financial Statement Schedules on pages
          F-1 and F-2.

     3.   Documents Incorporated by Reference

          See the following list of exhibits.

     4.   Exhibits

          See the following list of exhibits.

(b)  Reports on Form 8-K.

     See Form 8-K as filed May 17, 1996.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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


          11.    Not applicable.

          12.    Not applicable.

          13.    None.

          18.    None.

          21.    Not applicable.

          22.    Not applicable.

          23.    None.

          24. Powers of Attorney: Incorporated by reference to Form N-4, Registration No. 333-18117 filed 12/18/96, on behalf of Pruco Life Insurance Company of New Jersey Flexible Premium Variable Annuity Account.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                         ------------------------------
                                  (Registrant)


Date:         March 25, 1997       By: /s/ Esther H. Milnes
        --------------------------    ---------------------------
                                        Esther H. Milnes
                                        President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                        DATE
---------                                -----                        ----
*
 ----------------------------   Chairman of the Board            March 25, 1997
William F. Yelverton            and Director

*                               Vice Chairman of the Board       March 25, 1997
 ----------------------------   and Director
I. Edward Price

 /s/ Esther H. Milnes
 ----------------------------   President and Director           March 25, 1997
Esther H. Milnes

 /s/ Linda S. Dougherty
 ----------------------------   Vice President, Comptroller      March 25, 1997
Linda S. Dougherty              and Chief Accounting Officer

*
 ----------------------------   Director                         March 25, 1997
William Bethke

*
 ----------------------------   Director                         March 25, 1997
Mendel Melzer

*
 ----------------------------    Director                        March 25, 1997
Ira J. Kleinman

                                By:  * /s/ Thomas C. Castano
                                      ---------------------------
                                Thomas C. Castano
                                (Attorney-in-Fact)

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (Registrant)

     INDEX

                                                                   PAGE

A.    PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL PROPERTY ACCOUNT

      Reports of Independent Accountants                                  F-3

      Financial Statements:

          Statement of Net Assets - December 31, 1996 and 1995            F-5

          Statement of Operations and Changes in Net Assets -
          Years Ended December 31, 1996, 1995 and 1994                    F-5

          Notes to Financial Statements                                   F-6

B.    THE PRUDENTIAL VARIABLE  CONTRACT  REAL PROPERTY PARTNERSHIP

      Reports of Independent Accountants                                  F-9

      1.  Financial Statements:

          Statements of Assets and Liabilities - December 31, 1996
          and 1995                                                       F-11

          Statements of Operations - Years Ended December 31, 1996,
          1995 and 1994                                                  F-12

          Statements of Changes in Net Assets - Years Ended
          December 31, 1996, 1995 and 1994                               F-13

          Statements of Cash Flows - Years Ended December 31, 1996,
          1995 and 1994                                                  F-14

          Schedule of Investments - December 31, 1996 and 1995           F-15

          Notes to Financial Statements                                  F-18

                   PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)

                                      INDEX

                                                                         PAGE
                                                                         ----

B.    THE PRUDENTIAL VARIABLE  CONTRACT  REAL PROPERTY PARTNERSHIP (continued)


      2.  Financial Statement Schedules:

          Real Estate Owned: Properties                                  F-23

          Real Estate Owned: Interest in Properties                      F-24

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of
Pruco Life of New Jersey Variable Contract Real Property Account and the Board of Directors of Pruco Life Insurance Company of New Jersey





In our opinion, the accompanying statement of net assets and the related statement of operations and changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account (the "Account") at December 31, 1996, and the results of its operations and the changes in its net assets for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Account's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of shares owned in The Prudential Variable Contract Real Property Partnership at December 31, 1996 by correspondence with the transfer agent, provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
New York, New York
March 25, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
 Pruco Life of New Jersey Variable Contract Real Property Account
Newark, New Jersey

We have audited the accompanying statement of assets of Pruco Life of New Jersey Variable Contract Real Property Account ("Real Property Account") as of December 31, 1995, and the related statements of operations and changes in net assets for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Real Property Account's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable
Contract Real Property Account as of December 31, 1995, and the results of its operations and changes in net assets for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Investments in shares of The Prudential Variable Contract Real Property Partnership are stated at current value at December 31, 1995, as discussed in
Note 1 to the financial statements. Determination of current value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

Deloitte & Touche LLP
Parsippany, New Jersey

March 1, 1996

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY  VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                             STATEMENT OF NET ASSETS


                                                                                                      DECEMBER 31,
                                                                                             ---------------------------
                                                                                                  1996           1995
                                                                                             ------------   ------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)                                                         $  7,878,541   $  7,455,048
                                                                                             ------------   ------------
                                                                                             ------------   ------------
NET ASSETS, representing:
Equity of Contract Owners                                                                    $  6,505,842   $  6,563,711
Equity of Pruco Life Insurance Company of New Jersey                                            1,372,699        891,337
                                                                                             ------------   ------------
                                                                                             $  7,878,541   $  7,455,048
                                                                                             ------------   ------------
                                                                                             ------------   ------------




                STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------
                                                                                    1996           1995           1994
                                                                                ----------     ----------     -----------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                               $  613,768     $  575,915     $  474,255

EXPENSES:
Asset Based Charges to Contract Owners (Note 5)                                     39,120         37,691         35,523
                                                                                ----------     ----------     -----------
NET INVESTMENT INCOME                                                              574,648        538,224        438,732
                                                                                ----------     ----------     -----------
Net Unrealized (Loss)/Gain on Investments in Partnership                          (127,658)        27,210        102,764
Net Realized Loss on Sale of Investments in Partnership                            (62,618)             0        (45,675)
                                                                                ----------     ----------     -----------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                               384,372        565,434        495,821
                                                                                ----------     ----------     -----------

CAPITAL TRANSACTIONS:

Net (Withdrawals)/Contributions by Contract Owners (Note 7)                       (380,371)        45,403       (337,574)

Net Contributions/(Withdrawals) by Pruco Life Insurance Company of New Jersey      419,492         (7,712)       373,097
                                                                                ----------     ----------     -----------
NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                                 39,121         37,691         35,523
                                                                                ----------     ----------     -----------

TOTAL INCREASE IN NET ASSETS                                                    $  423,493     $  603,125     $  531,344


NET ASSETS:
Beginning of period                                                             $7,455,048     $6,851,923     $6,320,579
                                                                                ----------     ----------     -----------
End of period                                                                   $7,878,541     $7,455,048     $6,851,923
                                                                                ----------     ----------     -----------
                                                                                ----------     ----------     -----------



             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-6 THROUGH F-8

                      NOTES TO THE FINANCIAL STATEMENTS OF
       PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                      For the Year Ended December 31, 1996


NOTE 1:   GENERAL

Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account") was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"), as a separate investment account pursuant to New Jersey law. The assets of the Real Property Account are segregated from Pruco Life of New Jersey's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Variable Appreciable Life Insurance ("VAL"), Variable Life Insurance ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is organized under New Jersey law and is registered under the Securities and Exchange Act of 1933. The Partnership is the investment vehicle for assets allocated to the real property option under certain variable life insurance and annuity contracts. The Real Property Account, along with the Pruco Life Variable Contract Real Property Account and The Prudential Variable Contract Real Property Account, are the sole investors in the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF ACCOUNTING

The accompanying financial statements are prepared in conformity with generally accepted accounting principles (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

B.   INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 1996 and 1995 the Real Property Account's interest in the Partnership, based on market value equity was 4.0% or 473,226 shares and 3.9% or 473,226 shares, respectively.

C.   INCOME RECOGNITION

Net investment income, realized and unrealized gains and losses are recognized daily. Amounts are based upon the Real Property Account's proportionate interest in the Partnership.

D.   EQUITY OF PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Pruco Life of New Jersey maintains a position in the Account representing anticipated property acquisition and capital expenditure funding needs. The position is also utilized for the purpose of administering activity in the Account. The activity includes unit transactions, Partnership share transactions, and expense processing. The position does not have an effect on the Contract owner's account or the related unit value.


NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of December 31, 1996, the investment in the Real Property Account of $7,878,541 was derived from the share value of $16.64859 and 473,226 shares outstanding. The related historical cost of the investment in the Real Property Account was $5,503,605 as of December 31, 1996.


NOTE 4:        CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity for the year ended December 31, 1996 were as follows:

                                   VAL           VLI           SPVA           SPVL        TOTAL
                                   ---           ---           ----           ----        -----
Contract Owner
Units Outstanding:             3,460,872       509,344        85,030         94,923     4,150,169
Unit Value:                     $1.56700      $1.60720      $1.46726       $1.46726           n/a
Contract Owner Equity:        $5,423,186      $818,618      $124,762       $139,276    $6,505,842



NOTE 5:  CHARGES AND EXPENSES


A.   MORTALITY RISK AND EXPENSE RISK CHARGES


Mortality risk and expense charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance contract holders may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. For 1996, the amount of these charges paid to Pruco Life Insurance Company of New Jersey was $38,126.

B.   ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.35% for SPVA and SPVL. Administrative charges include costs associated with issuing the Contract, establishing and maintaining records, and providing reports to Contract owners. For 1996, the amount of these charges paid to Pruco Life Insurance Company of New Jersey was $994.


NOTE 6:  TAXES

Pruco Life Insurance Company of New Jersey is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Real Property Account form a part of and are taxed with those of Pruco Life Insurance Company of New Jersey. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for tax liability has been recorded.

NOTE 7:   NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the Pruco Life of New Jersey products, for the year ended December 31, 1996, was as follows:

                                             VAL          VLI          SPVA         SPVL       TOTAL
                                         ----------   ----------    ---------     --------  -----------
Contract Owner Contributions:            $ 817,922    $ 123,259     $     50      $ 2,434   $  943,665
Contract Owner Redemptions:               (923,872)    (123,027)     (26,168)      (9,380)  (1,082,447)
Net Transfers from (to) other
    subaccounts or fixed rate option:     (213,924)     (27,667)           0            0     (241,591)
                                         ----------   ----------    ---------     --------  -----------
Net Decrease                             $(319,874)   $ (27,435)    $(26,118)     $(6,946)  $ (380,373)
                                         ----------   ----------    ---------     --------  -----------
                                         ----------   ----------    ---------     --------  -----------

NOTE 8:   UNIT ACTIVITY

Transactions in units for the year ended December 31, 1996 were as follows:

                                    VAL         VLI           SPV        SPVL
                                    ---         ---           ---        ----

Contract Owner Contributions: 535,548.596   78,896.065       34.722   1,685.627
Contract Owner Redemptions:  (744,916.258) (96,270.303) (17,943.310) (6,531.170)

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of The Prudential
Variable Contract Real Property Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 1996, the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
New York, New York
March 25, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of
 The Prudential Variable Contract Real Property Partnership
Newark, New Jersey

We have audited the accompanying statement of assets and liabilities including the schedule of investments, of the Prudential Variable Contract
Real Property Partnership as of December 31, 1995, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 1995 (collectively referred to as the financial statements). Our audit also included the financial statement schedules listed in the index at Item 14 for each of the two years in the period ended December 31, 1995. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic financial statments taken as a whole, present fairly in all material respects the information set forth therein.

Investments in properties and interest in properties are stated at current value at December 31, 1995, as discussed in Note 1 to the financial statements. Determination of current value involves subjective judgment because the actual market value of real estate can be determined only by negotiation between the parties in a sales transaction.

Deloitte & Touche LLP
Parsippany, New Jersey

March 1, 1996

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                  STATEMENTS OF ASSETS AND LIABILITIES

                                                                    DECEMBER 31,
                                                  ---------------------------------------------
                                                        1996                         1995
                                                  ---------------              ----------------
ASSETS:

Properties at estimated market value
  (cost $177,082,291 and $191,981,608,
   respectively)                                  $   151,074,276               $   164,695,033
Interest in properties at estimated market value
  (cost $6,133,157 and $6,133,157,
   respectively)                                        5,850,000                     5,800,000
Marketable securities at estimated market value
  (cost $24,345,000 and $10,480,000,
   respectively)                                       24,426,644                    10,532,155
Cash and cash equivalents                              20,738,204                    14,223,265
Other assets and accounts receivable
  (net of allowance for uncollectible
   accounts of $55,823 and $18,896, respectively)       2,066,916                     1,743,305
                                                  ---------------              ----------------

Total Assets                                       $  204,156,040                $  196,993,758
                                                  ---------------              ----------------
                                                  ---------------              ----------------

LIABILITIES AND PARTNERS' EQUITY:

Obligation under capital lease                       $  4,072,677                  $  3,882,421
Accounts payable and accrued expenses                   1,640,360                     2,142,614
Due to affiliates                                         719,200                       682,795
Other liabilities                                         467,009                       664,069
                                                  ---------------              ----------------

Total liabilities                                       6,899,246                     7,371,899
                                                  ---------------              ----------------

Commitments and contingencies

Partners' Equity                                      197,256,794                   189,621,859
                                                  ---------------              ----------------

Total Liabilities and Partners' Equity             $  204,156,040                $  196,993,758
                                                  ---------------              ----------------
                                                  ---------------              ----------------

Number of shares outstanding at end of period          11,848,275                    12,036,684
                                                  ---------------              ----------------
                                                  ---------------              ----------------

Share Value at end of period                               $16.65                        $15.75
                                                  ---------------              ----------------
                                                  ---------------              ----------------




                          SEE NOTES TO FINANCIAL STATEMENTS

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       1996             1995          1994
                                                                   -------------  -------------   -------------
INVESTMENT INCOME:

Rent from properties                                               $  22,799,694  $  19,827,044   $  16,344,259
Income from interest in properties                                       606,558        638,183       2,355,204
Interest on mortgage loans                                                     0              0         105,694
Interest from short-term investments                                   2,134,386      2,660,865       1,571,394
                                                                   -------------  -------------   -------------
                                                                      25,540,638     23,126,092      20,376,551
                                                                   -------------  -------------   -------------

INVESTMENT EXPENSES:

Investment management fee                                              2,494,229      2,341,878      2,287,816
Real estate taxes                                                      2,367,404      1,938,090      1,792,775
Administrative                                                         1,865,433      1,795,092      1,413,722
Operating                                                              2,904,620      1,870,183      1,707,039
Interest                                                                 489,434        460,578        327,000
                                                                   -------------  -------------   ------------
                                                                      10,121,120      8,405,821      7,528,352
                                                                   -------------  -------------   ------------

NET INVESTMENT INCOME                                                 15,419,518     14,720,271     12,848,199
                                                                   -------------  -------------   ------------

REALIZED AND UNREALIZED LOSS ON
    INVESTMENTS:
  Net proceeds from real estate investments sold                      20,497,789              0     19,014,872
  Less:   Cost of real estate investments sold                        26,610,932              0     18,337,052
          Realization of prior years' unrealized
           (loss)/gain on real estate investments sold                (4,539,996)             0      1,915,205
                                                                   -------------  -------------   ------------

NET LOSS REALIZED ON REAL ESTATE
    INVESTMENTS SOLD                                                  (1,573,147)             0     (1,237,385)
                                                                   -------------  -------------   ------------

NET UNREALIZED (LOSS)/GAIN
    ON INVESTMENTS                                                    (3,211,436)       661,623      2,576,828
                                                                   -------------  -------------   ------------

NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                                      $  10,634,935  $  15,381,894   $ 14,187,642
                                                                   -------------  -------------   ------------
                                                                   -------------  -------------   ------------



                       SEE NOTES TO FINANCIAL STATEMENTS

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                   STATEMENTS OF CHANGES IN NET ASSETS

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------

                                                                       1996           1995            1994
                                                                   -------------  -------------   -------------

OPERATIONS:

Net Investment Income                                              $  15,419,518  $  14,720,271   $  12,848,199
Net Realized and Unrealized
  Gain/(Loss) on Investments                                          (4,784,583)       661,623       1,339,443
                                                                   -------------  -------------   -------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                             10,634,935     15,381,894      14,187,642
                                                                   -------------  -------------   -------------

CAPITAL TRANSACTIONS:

Withdrawals by partners
  (188,409, 204,350 and 790,390
   shares, respectively)                                              (3,000,000)    (3,000,000)    (11,000,000)
                                                                   -------------  -------------   -------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                                             (3,000,000)    (3,000,000)    (11,000,000)
                                                                   -------------  -------------   -------------


TOTAL INCREASE IN NET ASSETS                                           7,634,935     12,381,894       3,187,642

NET ASSETS:

  Beginning of year                                                  189,621,859    177,239,965     174,052,323
                                                                   -------------  -------------   -------------
  End of year                                                      $ 197,256,794  $ 189,621,859   $ 177,239,965
                                                                   -------------  -------------   -------------
                                                                   -------------  -------------   -------------

                       SEE NOTES TO FINANCIAL STATEMENTS

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                       1996           1995            1994
                                                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations               $  10,634,935  $  15,381,894  $  14,187,642
Adjustments to reconcile net increase in net assets
  resulting from operations to net cash provided by
  operating activities:
   Net realized and unrealized loss (gain) on investments              4,784,583       (661,623)    (1,339,443)
   Changes in assets and liabilities:
     (Increase) Decrease in other assets
       and accounts receivable                                          (323,611)       474,790       (727,821)
     Decrease in obligation under capital lease                          190,256         77,585          6,271
     (Decrease) Increase in accounts payable
       and accrued expenses                                             (502,254)     1,337,548         75,876
     Increase (Decrease) in due to affiliates                             36,405         58,589        (70,438)
     (Decrease) Increase in other liabilities                           (197,060)        18,156        165,049
                                                                   -------------  -------------   ------------

  Net cash provided by operating activities                           14,623,254     16,686,939     12,297,136
                                                                   -------------  -------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments sold                      20,497,789              0     19,014,842
  Acquisition of property                                            (10,713,722)   (36,774,343)             0
  Capital improvements on real estate owned                             (997,893)    (1,050,197)    (1,161,224)
  Capital improvements on interest in properties                               0        (24,415)       (12,087)
  Principal repayments recieved on mortgage loans                              0              0      3,947,528
  (Purchase) Sale of marketable securities                           (13,894,489)     5,292,044    (13,845,191)
                                                                   -------------  -------------   ------------

  Net cash provided by (used in) investing activities                 (5,108,315)   (32,556,911)     7,943,868
                                                                   -------------  -------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Withdrawals                                                         (3,000,000)    (3,000,000)   (11,000,000)
                                                                   -------------  -------------   ------------

  Net cash (used in)provided by financing activities                  (3,000,000)    (3,000,000)   (11,000,000)
                                                                   -------------  -------------   ------------

Net increase (decrease) in cash and cash equivalents                   6,514,939    (18,869,972)     9,241,004

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         14,223,265     33,093,237     23,852,233
                                                                   -------------  -------------   ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $  20,738,204  $  14,223,265  $  33,093,237
                                                                   -------------  -------------   ------------
                                                                   -------------  -------------   ------------

SUPPLEMENTAL SCHEDULE
OF NONCASH INVESTING ACTIVITIES
  Foreclosure on mortgage loan                                     $           0  $           0   $  5,276,262
                                                                   -------------  -------------   ------------
                                                                   -------------  -------------   ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                    $     376,450  $     376,450   $    250,000
                                                                   -------------  -------------   ------------
                                                                   -------------  -------------   ------------

                       SEE NOTES TO FINANCIAL STATEMENTS

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                        SCHEDULE OF INVESTMENTS


                                                             DECEMBER 31, 1996             DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)                            76.6%                          86.8%
                                                                        Estimated                      Estimated
                                                                           Market                         Market
Location                Description                          Cost           Value           Cost           Value
----------------------------------------------------------------------------------------------------------------
Azusa, CA               Warehouse                   $           0  $            0  $  18,546,247   $  15,083,725
Lisle, IL               Office Building                17,524,421       9,900,000     17,524,421      11,600,000
Atlanta, GA             Garden Apartments              15,396,738      13,707,814     15,371,495      12,600,000
Pomona, CA (a)          Warehouse                      23,456,751      17,553,849     23,205,172      17,127,292
Roswell, GA             Retail Shopping Center         31,754,073      28,333,818     31,688,912      32,055,216
Morristown, NJ          Office Building                18,797,224      10,113,986     18,664,969       9,572,688
Bolingbrook, IL         Warehouse                       8,948,028       7,100,000      8,948,028       7,400,000
Farmington Hills, MI    Garden Apartments              13,623,952      14,706,400     13,594,950      14,200,000
Flint, MI               Office Building                         0               0      7,616,842       6,539,368
Raleigh, NC             Garden Apartments              15,762,951      16,854,252     15,758,699      17,200,000
Nashville, TN           Office Building                 8,379,326       8,800,436      8,431,680       8,686,551
Oakbrook Terrace, IL    Office Complex                 12,725,105      13,289,999     12,630,193      12,630,193
Beaverton, OR           Office Complex                 10,713,722      10,713,722              0               0
                                                    -------------  --------------  -------------   -------------
                                                    $ 177,082,291  $  151,074,276  $ 191,981,608   $ 164,695,033
                                                    -------------  --------------  -------------   -------------
                                                    -------------  --------------  -------------   -------------


(a) Cost and estimated market value include land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.

INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                 3.0%                           3.1%
                                                                        Estimated                      Estimated
                                                                           Market                         Market
Location                Description                          Cost           Value           Cost           Value
----------------------------------------------------------------------------------------------------------------
Jacksonville, FL        Warehouse/Distribution          1,317,453       1,225,000      1,317,453       1,225,000
Jacksonville, FL        Warehouse/Distribution          1,002,448       1,000,000      1,002,448         975,000
Jacksonville, FL        Warehouse/Distribution          1,442,894       1,325,000      1,442,894       1,300,000
Jacksonville, FL        Warehouse/Distribution          2,370,362       2,300,000      2,370,362       2,300,000
                                                    -------------  --------------  -------------   -------------
                                                     $  6,133,157  $    5,850,000  $   6,133,157   $   5,800,000
                                                    -------------  --------------  -------------   -------------
                                                    -------------  --------------  -------------   -------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                               12.4%                           5.6%
                                                                        Estimated                      Estimated
                                                             Face          Market           Face          Market
Description                                                Amount           Value         Amount           Value
----------------------------------------------------------------------------------------------------------------
Marketable Securities                               $  23,345,000  $   24,426,644  $  10,480,000   $  10,532,155
                                                    -------------  --------------  -------------   -------------
                                                    -------------  --------------  -------------   -------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                          10.5%                            7.5%
                                                                       Estimated                       Estimated
                                                             Face         Market            Face          Market
Description                                                Amount          Value          Amount           Value
----------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                           $  20,804,826  $  20,738,204   $  14,282,697   $  14,223,265
                                                    -------------  --------------  -------------   -------------
                                                    -------------  --------------  -------------   -------------

OTHER ASSETS                                                                -2.5%                           -3.0%
(net of liabilities)                                               $  (4,832,330)                  $  (5,628,594)
                                                                  --------------                   -------------

TOTAL NET ASSETS                                                  $  197,256,794                  $  189,621,859
                                                                  --------------                   -------------
                                                                  --------------                   -------------

                       SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS


                                                                                                            DECEMBER 31, 1996
                                                                                                  ------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                              12.4%
                                                                                                                       Estimated
                                                                                                          Face            Market
DESCRIPTION                                                                                             Amount             Value
-----------------------------------------------------                                             ------------------------------
Commercial Paper (with stated rate and maturity date)

PNC Bank, 5.48%, January 6, 1997                                                                  $  2,200,000      $  2,199,643
Wells Fargo, 5.54%, January 28, 1997                                                                 2,300,000         2,300,446
Sears Roebuck Acceptance Corp, 7.48%, February 19, 1997                                                100,000           102,187
General Motors Acceptance Corp, 5.88%, February 27, 1997                                               105,000           107,143
Sears Roebuck Acceptance Corp,7.72%, February 27, 1997                                                 800,000           812,000
Dean Wiitter Discover & Co., 5.75%, March 6,1997                                                       500,000           500,387
General Motors Acceptance Corp, 5.74%, March 18, 1997                                                1,200,000         1,201,344
Sears Discover Credit Corp, 7.81%, March 18, 1997                                                    1,150,000         1,164,548
American Home Products, 6.88%, April 15, 1997                                                        2,000,000         2,019,323
Ford Motor Credit, 5.90%, May 5, 1997                                                                1,400,000         1,405,337
Ford Motor Credit, 5.90%, May 5, 1997                                                                  350,000           350,875
Ford Motor Credit, 9.15%, May 7, 1997                                                                  500,000           515,010
Key Bank NA, 5.58%, May 14, 1997                                                                       900,000           899,130
American Express Centurion Bank, 5.58%, June 10, 1997                                                2,300,000         2,299,862
Associates Corp of North America, 7.05%, June 30, 1997                                                 600,000           604,766
Bank One Columbus, 5.58%, July 1, 1997                                                               1,110,000         1,108,812
Associates Corp of North America, 5.88%, August 15, 1997                                             1,230,000         1,230,744
Key Bank of New York, 4.82%, September 4, 1997                                                       1,300,000         1,298,740
Bank One Milwaukee, NA, 5.26%, October 8, 1997                                                       1,000,000         1,002,870
Morgan Guaranty TRust Co., 5.38%, November 14, 1997                                                  1,000,000           999,271
Norwest Financial Inc., 6.50%, November 15, 1997                                                       300,000           302,286
Norwest Corp., 5.55%, November 21, 1997                                                              2,000,000         2,001,922
                                                                                                 -------------     -------------
TOTAL MARKETABLE SECURITIES                                                                      $  24,345,000     $  24,426,644
                                                                                                 -------------     -------------
                                                                                                 -------------     -------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                          10.5%
                                                                                                                       Estimated
                                                                                                          Face            Market
DESCRIPTION                                                                                             Amount             Value
-----------------------------------------------------                                           --------------    --------------
Commercial Paper (with stated rate and maturity date)

Gateway Fuel Corp, 7.15%, January 2, 1997                                                        $   2,177,000     $   2,176,135
Bell Atlantic Financial Services, 5.50%, January 14, 1997                                            2,650,000         2,638,664
Pioneer Hi-Bred Intl, 5.47%, January 15, 1997                                                        1,200,000         1,194,712
Bank of Montreal, 5.43%, January 27, 1997                                                            2,300,000         2,300,000
Canadian Imperial Bank, 5.39%, January 27, 1997                                                      2,400,000         2,400,000
HJ Heinz Co., 5.46%, January 29, 1997                                                                2,370,000         2,354,184
General Electric Capital Corp, 5.34%, February 3, 1997                                               2,300,000         2,279,871
Bankers Trust Co., 5.35%, February 20, 1997                                                          2,000,000         2,007,723
Colonial PL Co Note, 5.60%, February 21, 1997                                                          800,000           792,658
Colonial PL Co Note, 5.35%, March 4, 1997                                                              783,000           773,109
General Electric Capital Corp., 5.45%, March 14, 1997                                                  300,000           296,321
                                                                                                 -------------     -------------
TOTAL COMMERCIAL PAPER                                                                              19,280,000        19,213,378

TOTAL CASH                                                                                           1,524,826         1,524,826
                                                                                                 -------------     -------------
TOTAL CASH AND CASH EQUIVALENTS                                                                  $  20,804,826     $  20,738,204
                                                                                                 -------------     -------------
                                                                                                 -------------     -------------

                   SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                                           DECEMBER 31, 1995
                                                                                                --------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                               5.6%
                                                                                                                       Estimated
                                                                                                          Face            Market
DESCRIPTION                                                                                             Amount             Value
----------------------------------------------------------                                       -------------     -------------
Commercial Paper (with stated rate and maturity date)

Associates Corp. of North America, 8.75%, February 1, 1996                                       $     410,000     $     416,810
General Motors Acceptance Corp., 8.75%, February 1, 1996                                               650,000           658,860
General Motors Acceptance Corp., 8.95%, February 5, 1996                                               350,000           356,370
General Motors Acceptance Corp., 4.75%, February 14, 1996                                              430,000           426,212
General Motors Acceptance Corp., 6.01%, February 22, 1996                                              240,000           240,057
Household Finance Corp., 5.75%, April 19, 1996                                                       2,000,000         1,996,520
Ford Motor Credit Corp., 6.24%, April 22, 1996                                                         500,000           500,658
Society National Bank Cleveland, 6.00%, April 25, 1996                                                 150,000           149,295
International Lease Finance Corp., 5.00%, May 28, 1996                                               1,000,000           992,120
Transamerica Financial Corp., 8.55%, June 15, 1996                                                     400,000           409,284
John Deere Capital Corp., 6.16%, July 22, 1996                                                       1,000,000         1,002,267
Sears Roebuck Acceptance Corp., 8.55%, August 1, 1996                                                1,000,000         1,039,335
Key Bank of New York, N.A., 5.43%, September 6, 1996                                                 1,000,000           999,210
Bank One Columbus, 5.56%, September 12, 1996                                                         1,000,000           999,297
Associates Corp. of North America, 4.48%, October 15, 1996                                             350,000           345,860
                                                                                                 -------------     -------------
TOTAL MARKETABLE SECURITIES                                                                      $  10,480,000     $  10,532,155
                                                                                                 -------------     -------------
                                                                                                 -------------     -------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                           7.5%
                                                                                                                       Estimated
                                                                                                          Face            Market
DESCRIPTION                                                                                             Amount             Value
----------------------------------------------------------                                       -------------     -------------
Commercial Paper (with stated rate and maturity date)

Morgan Stanley Group, Inc., 6.10%, January 2, 1996                                                $  1,146,000      $  1,146,000
Engelhard Corp., 6.25%, January 3, 1996                                                              1,038,000         1,038,000
Finova Capital Corp., 5.95%, January 4, 1996                                                           800,000           792,198
Philip Morris Companies Inc., 5.80%, January 5, 1996                                                   505,000           504,430
Gannett Co. Inc., 5.85%, January 9, 1996                                                             1,700,000         1,696,409
Hanson Finance, 5.80%, January 12, 1996                                                                354,000           352,175

Riverwoods Funding Corp., 5.78%, January 12, 1996                                                    1,189,000         1,183,273
Finova Capital Corp., 5.97%, January 16, 1996                                                          780,000           771,980
Smith Barney Inc., 5.79%, January 18, 1996                                                           1,628,000         1,618,836
Fleet Financial Group, 5.75%, January 30, 1996                                                       1,700,000         1,689,139
Countrywide Funding Corp., 5.82%, February 14, 1996                                                  1,500,000         1,488,128
                                                                                                  ------------      ------------
TOTAL COMMERCIAL PAPER                                                                              12,340,000        12,280,568

TOTAL CASH                                                                                           1,942,697         1,942,697
                                                                                                  ------------      ------------
TOTAL CASH AND CASH EQUIVALENTS                                                                  $  14,282,697     $  14,223,265
                                                                                                  ------------      ------------
                                                                                                  ------------      ------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


GENERAL

ON APRIL 29, 1988, PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP (THE "PARTNERSHIP"), A GENERAL PARTNERSHIP ORGANIZED UNDER NEW JERSEY LAW, WAS FORMED THROUGH AN AGREEMENT AMONG PRUDENTIAL INSURANCE COMPANY OF AMERICA ("PRUDENTIAL"), PRUCO LIFE INSURANCE COMPANY ("PRUCO LIFE"), AND PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY ("PRUCO LIFE OF NEW JERSEY"). THE PARTNERSHIP WAS ESTABLISHED AS A MEANS BY WHICH ASSETS ALLOCATED TO THE REAL ESTATE INVESTMENT OPTION UNDER CERTAIN VARIABLE LIFE INSURANCE AND VARIABLE ANNUITY CONTRACTS ISSUED BY THE RESPECTIVE COMPANIES COULD BE INVESTED IN A COMMINGLED POOL. THE PARTNERS IN THE PARTNERSHIP ARE PRUDENTIAL, PRUCO LIFE AND PRUCO LIFE OF NEW JERSEY.

THE PARTNERSHIP HAS A POLICY OF INVESTING AT LEAST 65% OF ITS ASSETS IN DIRECT OWNERSHIP INTERESTS IN INCOME-PRODUCING REAL ESTATE AND PARTICIPATING MORTGAGE LOANS.

THE PARTNERSHIP'S INVESTMENTS ARE VALUED ON A DAILY BASIS, CONSISTENT WITH THE PARTNERSHIP AGREEMENT. ON EACH DAY DURING WHICH THE NEW YORK STOCK EXCHANGE IS OPEN FOR BUSINESS, THE NET ASSETS OF THE PARTNERSHIP ARE VALUED USING THE ESTIMATED MARKET VALUE OF ITS INVESTMENTS AS DESCRIBED IN NOTES 1A AND 1B BELOW, PLUS AN ESTIMATE OF NET INCOME FROM OPERATIONS REDUCED BY ANY LIABILITIES OF THE PARTNERSHIP.

THE PERIODIC ADJUSTMENTS TO PROPERTY AND MORTGAGE LOAN VALUES DESCRIBED IN NOTES 1A AND 1B BELOW AND THE CORRECTIONS OF PREVIOUS ESTIMATES OF NET INCOME ARE MADE ON A PROSPECTIVE BASIS. THERE CAN BE NO ASSURANCE THAT ALL SUCH ADJUSTMENTS AND ESTIMATES WILL BE MADE TIMELY.

SHARES OF THE PARTNERSHIP ARE SOLD TO PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT, PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT, AND PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT, (THE "REAL PROPERTY ACCOUNTS") AT THE CURRENT SHARE VALUE OF THE PARTNERSHIP'S NET ASSETS. SHARE VALUE IS CALCULATED BY DIVIDING THE ESTIMATED MARKET VALUE OF NET ASSETS OF THE PARTNERSHIP AS DETERMINED BELOW BY THE NUMBER OF SHARES OUTSTANDING. A CONTRACT OWNER PARTICIPATES IN THE PARTNERSHIP THROUGH INTERESTS IN THE REAL PROPERTY ACCOUNTS.


     NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A:   REAL ESTATE OWNED AND INTEREST IN PROPERTIES - THE PARTNERSHIP'S
          INVESTMENTS IN REAL ESTATE OWNED AND INTERESTS IN PROPERTIES ARE INITIALLY VALUED AT THEIR PURCHASE PRICE. THEREAFTER, REAL ESTATE INVESTMENTS ARE REPORTED AT THEIR ESTIMATED MARKET VALUES BASED UPON APPRAISAL REPORTS PREPARED BY INDEPENDENT REAL ESTATE APPRAISERS (MEMBERS OF THE APPRAISAL INSTITUTE) WHICH ARE ORDINARILY OBTAINED ON AN ANNUAL BASIS. THE PROPERTY VALUATIONS ARE REVIEWED INTERNALLY AT LEAST EVERY THREE MONTHS AND ADJUSTED IF THERE HAS BEEN A CHANGE IN THE VALUE OF THE PROPERTY SINCE THE LAST VALUATION.

          THE CHIEF APPRAISER OF PRUDENTIAL COMPTROLLER'S DEPARTMENT VALUATION UNIT IS RESPONSIBLE TO ASSURE THAT THE VALUATION PROCESS PROVIDES INDEPENDENT AND ACCURATE ESTIMATED MARKET VALUE ESTIMATES. IN THE INTEREST OF MAINTAINING AND MONITORING THE INDEPENDENCE AND THE ACCURACY OF THE APPRAISAL PROCESS, THE COMPTROLLER OF PRUDENTIAL HAS APPOINTED A THIRD PARTY FIRM TO ACT AS THE APPRAISAL MANAGEMENT FIRM. THE APPRAISAL MANAGEMENT FIRM, AMONG

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

          OTHER RESPONSIBILITIES, APPROVES THE SELECTION AND SCHEDULING OF EXTERNAL APPRAISALS; DEVELOPS A STANDARD PACKAGE OF INFORMATION TO BE SUPPLIED TO THE APPRAISERS; REVIEWS AND PROVIDES COMMENTS ON ALL EXTERNAL APPRAISALS AND A SAMPLE OF INTERNAL APPRAISALS; ASSISTS IN DEVELOPING POLICY AND PROCEDURES AND ASSISTS IN THE EVALUATION OF THE PERFORMANCE AND COMPETENCY OF EXTERNAL APPRAISERS. THE PROPERTY VALUATIONS ARE REVIEWED QUARTERLY BY PRUDENTIAL COMPTROLLER'S DEPARTMENT VALUATION UNIT AND THE CHIEF APPRAISER AND ADJUSTED IF THERE HAS BEEN ANY SIGNIFICANT CHANGES RELATED TO THE PROPERTY SINCE THE MOST RECENT INDEPENDENT APPRAISAL.

          THE PURPOSE OF AN APPRAISAL IS TO ESTIMATE THE MARKET VALUE OF A PROPERTY AS OF A SPECIFIC DATE. ESTIMATED MARKET VALUE HAS BEEN DEFINED AS THE MOST PROBABLE PRICE FOR WHICH THE APPRAISED PROPERTY WILL SELL IN A COMPETITIVE MARKET UNDER ALL CONDITIONS REQUISITE TO FAIR SALE, WITH THE BUYER AND SELLER EACH ACTING PRUDENTLY, KNOWLEDGEABLY, AND FOR SELF INTEREST, AND ASSUMING THAT NEITHER IS UNDER UNDUE DURESS. THIS ESTIMATE OF MARKET VALUE GENERALLY IS A CORRELATION OF THREE APPROACHES, ALL OF WHICH REQUIRE THE EXERCISE OF SUBJECTIVE JUDGMENT. THE THREE APPROACHES ARE: (1) CURRENT COST OF REPRODUCING A PROPERTY LESS DETERIORATION AND FUNCTIONAL AND ECONOMIC OBSOLESCENCE; (2) DISCOUNTING OF A SERIES OF INCOME STREAMS AND REVERSION AT A SPECIFIED YIELD OR BY DIRECTLY CAPITALIZING A SINGLE - YEAR INCOME ESTIMATE BY AN APPROPRIATE FACTOR; AND (3) VALUE INDICATED BY RECENT SALES OF COMPARABLE PROPERTIES IN THE MARKET. IN THE RECONCILIATION OF THESE THREE APPROACHES, THE ONE MOST HEAVILY RELIED UPON IS THE ONE GENERALLY RECOGNIZED FOR THE TYPE OF PROPERTY IN THE MARKET.

          AS DESCRIBED ABOVE, THE ESTIMATED MARKET VALUE OF REAL ESTATE IS DETERMINED THROUGH AN APPRAISAL PROCESS. THESE ESTIMATED MARKET VALUES MAY VARY SIGNIFICANTLY FROM THE PRICES AT WHICH THE REAL ESTATE INVESTMENTS WOULD SELL SINCE MARKET PRICES OF REAL ESTATE INVESTMENTS CAN ONLY BE DETERMINED BY NEGOTIATION BETWEEN A WILLING BUYER AND SELLER. ALTHOUGH THE ESTIMATED MARKET VALUES REPRESENT SUBJECTIVE ESTIMATES, MANAGEMENT BELIEVES THAT ESTIMATED MARKET VALUES ARE REASONABLE APPROXIMATIONS OF MARKET PRICES AND THE AGGREGATE VALUE OF INVESTMENTS IN REAL ESTATE FAIRLY REPRESENT THEIR ESTIMATED MARKET VALUES AS OF DECEMBER 31, 1996 AND 1995.

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

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

          F: RECLASSIFICATIONS - CERTAIN RECLASSIFICATIONS WERE MADE TO THE 1995 AND 1994 BALANCES TO CONFORM WITH THE 1996 PRESENTATION.

          G: THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.


NOTE 2:  OBLIGATION UNDER CAPITAL LEASE

THE PARTNERSHIP MAINTAINS AN INTEREST IN A LEASEHOLD ESTATE CONSISTING OF SIX ONE-STORY INDUSTRIAL WAREHOUSE BUILDINGS LOCATED IN POMONA, CALIFORNIA. IN CONJUNCTION WITH THIS INTEREST, THE PARTNERSHIP ASSUMED ASSIGNMENT OF A GROUND LEASE AGREEMENT WHICH EXPIRES IN NOVEMBER 2078, WITH NO RENEWAL OPTIONS. THE ANNUAL GROUND LEASE PAYMENTS AFTER NOVEMBER 1994, AND FOR EACH 10 YEAR INCREMENT THEREAFTER, ARE SUBJECT TO INCREASE 50% OF THE INCREASE IN THE CONSUMER PRICE
INDEX DURING THE PREVIOUS PERIOD .   IN  1995, THE ANNUAL GROUND LEASE PAYMENT
INCREASED $126,450 TO $376,450.    THE GROUND LEASE CONTAINS A PURCHASE OPTION
EXERCISABLE AT A FIXED PRICE OF $4,000,000 FROM NOVEMBER 1994 TO NOVEMBER 1997, WHICH THE PARTNERSHIP INTENDS TO EXERCISE IN 1997. FUTURE MINIMUM GROUND LEASE PAYMENTS UNDER CAPITAL LEASE AT DECEMBER 31, 1996 THRU THE EXERCISE DATE OF NOVEMBER 1997 IS $4,349,158.


NOTE 3:  LEASING ACTIVITY

THE PARTNERSHIP LEASES SPACE TO TENANTS UNDER VARIOUS OPERATING LEASE AGREEMENTS. THESE AGREEMENTS, WITHOUT GIVING EFFECT TO RENEWAL OPTIONS, HAVE EXPIRATION DATES RANGING FROM 1997 TO 2010. AT DECEMBER 31, 1996, FUTURE MINIMUM BASE RENTAL INCOME UNDER NON-CANCELABLE OPERATING LEASES BY YEAR, AND IN THE AGGREGATE ARE SHOWN BELOW. ALTHOUGH THESE ARE NON-CANCELABLE LEASES, THERE IS NO ASSURANCE THAT ALL AMOUNTS WILL BE RECEIVED.

          YEAR ENDING
          DECEMBER 31,                                 (000'S)
          ------------                               ---------
               1997                                  $ 12,294
               1998                                    10,365
               1999                                     9,563
               2000                                     8,089
               2001                                     6,818
               THEREAFTER                              17,125
                                                     --------
               TOTAL                                 $ 64,253
                                                     --------
                                                     --------

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4:  COMMITMENT FROM PARTNER

ON JANUARY 9, 1990, PRUDENTIAL COMMITTED TO FUND UP TO $100 MILLION TO ENABLE THE PARTNERSHIP TO TAKE ADVANTAGE OF OPPORTUNITIES TO ACQUIRE ATTRACTIVE REAL PROPERTY INVESTMENTS WHOSE COST IS GREATER THAN THE PARTNERSHIP'S THEN AVAILABLE CASH. CONTRIBUTIONS TO THE PARTNERSHIP UNDER THIS COMMITMENT ARE UTILIZED FOR PROPERTY ACQUISITIONS AND RETURNED TO PRUDENTIAL ON AN ONGOING BASIS FROM CONTRACT OWNERS' NET CONTRIBUTIONS. ALSO, THE AMOUNT OF THE COMMITMENT IS REDUCED BY $10 MILLION FOR EVERY $100 MILLION IN ESTIMATED MARKET VALUE NET ASSETS OF THE PARTNERSHIP. THE AMOUNT AVAILABLE UNDER THIS COMMITMENT FOR PROPERTY PURCHASES AS OF DECEMBER 31, 1996 IS APPROXIMATELY $50.2 MILLION.


NOTE 5:  OTHER TRANSACTIONS WITH AFFILIATES

PURSUANT TO AN INVESTMENT MANAGEMENT AGREEMENT, PRUDENTIAL CHARGES THE PARTNERSHIP A DAILY INVESTMENT MANAGEMENT FEE AT AN ANNUAL RATE OF 1.25% OF THE AVERAGE DAILY GROSS ASSET VALUATION OF THE PARTNERSHIP. FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 MANAGEMENT FEES INCURRED BY THE PARTNERSHIP WERE $2,494,229, $2,341,878 AND $2,287,816, RESPECTIVELY.

THE PARTNERSHIP ALSO REIMBURSES PRUDENTIAL FOR CERTAIN ADMINISTRATIVE SERVICES RENDERED BY PRUDENTIAL. THE AMOUNTS INCURRED FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 WERE $116,818; $123,919; AND $95,015, RESPECTIVELY, AND ARE
CLASSIFIED AS ADMINISTRATIVE EXPENSES IN THE STATEMENTS OF OPERATIONS.

THE PARTNERSHIP OWNS A 50% INTEREST IN FOUR WAREHOUSE/DISTRIBUTION BUILDINGS IN JACKSONVILLE, FLORIDA (THE UNIT WAREHOUSES). THE REMAINING 50% INTEREST IS OWNED BY PRUDENTIAL AND ONE OF ITS SUBSIDIARIES. AT DECEMBER 31, 1996, THESE PROPERTIES HAD TOTAL ASSETS OF $17,668,652 AND LIABILITIES OF $60,987. FOR THE YEAR ENDED DECEMBER 31, 1996, THE UNIT WAREHOUSES HAD REVENUES OF $1,516,876 AND EXPENSES OF $303,754.

THE PARTNERSHIP HAS CONTRACTED WITH PREMISYS REAL ESTATE SERVICES, INC. (PREMISYS), AN AFFILIATE OF PRUDENTIAL, TO PROVIDE PROPERTY MANAGEMENT SERVICES AT THE UNIT WAREHOUSES, AND THROUGH 1994 AT THE BOLINGBROOK, IL WAREHOUSE. THE PROPERTY MANAGEMENT FEE EARNED BY PREMISYS, INCURRED BY THE PARNERSHIP AND PRUDENTIAL FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 WAS $36,000; $31,360 AND; $92,382, RESPECTIVELY.

NOTE 6:  PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)


                                            01/01/96      01/01/95    01/01/94
                                               TO            TO          TO
                                            12/31/96      12/31/95    12/31/94
                                           ---------    ---------    ---------
Rent from properties                       $  1.9173    $  1.6387    $  1.2754
Income from interest in properties         $  0.0510    $  0.0527    $  0.1838
Interest on mortgage loans                 $  0.0000    $  0.0000    $  0.0082
Interest from short-term investments       $  0.1795    $  0.2199    $  0.1226
                                           ---------    ---------    ---------

INVESTMENT INCOME                          $  2.1478    $  1.9113    $  1.5900
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

Investment management fee                  $  0.2097    $  0.1936    $  0.1786
Real estate tax expense                    $  0.1991    $  0.1602    $  0.1399
Administrative expenses                    $  0.1569    $  0.1484    $  0.1103
Operating expenses                         $  0.2442    $  0.1546    $  0.1332
Interest expense                           $  0.0412    $  0.0381    $  0.0255
                                           ---------    ---------    ---------
EXPENSES                                   $  0.8511    $  0.6949    $  0.5875
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

NET INVESTMENT INCOME                      $  1.2967    $  1.2164    $  1.0025
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

Net realized loss on investments sold     ($  0.1323)   $  0.0000    $ (0.0966)
Net unrealized gain/(loss) on investments ($  0.2695)   $  0.0581    $  0.2169
                                           ---------    ---------    ---------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                ($  0.4018)   $  0.0581    $  0.1203
                                           ---------    ---------    ---------
Net increase/(decrease) in share value     $  0.8949    $  1.2745    $  1.1228

Share Value at beginning of period         $ 15.7537    $ 14.4792    $ 13.3564
                                           ---------    ---------    ---------
Share Value at end of period               $ 16.6486    $ 15.7537    $ 14.4792
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

Ratio of expenses to average net assets        5.26%        4.62%        4.27%

Ratio of net investment income to
 average net assets                            8.01%        8.08%        7.29%

Number of shares outstanding at
 end of period (000's)                        11,848       12,037       12,241


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.
PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  SCHEDULE III - REAL ESTATE OWNED:  PROPERTIES
                                DECEMBER 31, 1996

                                                                                                 GROSS AMOUNT AT WHICH
                          INTIAL COSTS TO THE PARTNERSHIP                                       CARRIED AT CLOSE OF YEAR
                        ------------------------------------------       COSTS         --------------------------------------
                                                                      CAPITALIZED
                                                      BUILDING &     SUBSEQUENT TO              BUILDING &
  DESCRIPTION           ENCUMBRANCES     LAND        IMPROVEMENTS     ACQUISITION      LAND    IMPROVEMENTS   TOTAL (A)(B)(C)
  -----------           ------------     ----        ------------     -----------      ----    ------------   ---------------
Properties:

Office Building
Lisle, IL                  None        1,780,000       15,743,881          540      1,780,000    15,744,421     17,524,421

Garden Apartments
Atlanta, GA                None        3,631,212       11,168,904      596,622(c)   3,631,212    11,765,526     15,396,738

Warehouse
Pomona, CA                 None        3,412,636(b)    19,091,210      952,905      3,412,636    20,044,115     23,456,751

Retail Shopping Center
Roswell, GA                None        9,454,622       21,513,677      785,774      9,462,951    22,291,122     31,754,073

Office Building
Morristown, NJ             None        2,868,660       12,958,451    2,970,113      2,868,660    15,928,564     18,797,224

Office/Warehouse
Bolingbrook, IL            None        1,373,199        7,302,518      272,311      1,373,199     7,574,829      8,948,028

Garden Apartments
Farmington Hills, MI       None        1,550,000       11,744,571      329,381      1,583,320    12,040,632     13,623,952

Garden Apartments
Raleigh, NC                None        1,623,146       14,135,553        4,252      1,623,146    14,139,805     15,762,951

Office Building
Nashville, TN              None        1,797,000        6,588,451       (6,125)     1,797,327     6,581,999      8,379,326

Office Park
Oakbrook Terrace, IL       None        1,313,310       11,316,883       94,912      1,313,821    11,411,284     12,725,105

Office Building
Beaverton, OR              None          816,415        9,897,307            0        816,415     9,897,307     10,713,722
                                      ----------      -----------    ---------     ----------   -----------    -----------
                                      29,620,200      141,461,406    6,000,685     29,662,687   147,419,604    177,082,291
                                      ----------      -----------    ---------     ----------   -----------    -----------
                                      ----------      -----------    ---------     ----------   -----------    -----------

  DESCRIPTION                 YEAR OF       DATE
  -----------              CONSTRUCTION   ACQUIRED
                           ------------  ----------
Properties:

Office Building
Lisle, IL
                            1985         Sept., 1987
Garden Apartments
Atlanta, GA
                            1987          Oct., 1987
Warehouse
Pomona, CA
                            1984          Apr., 1988
Retail Shopping Center
Roswell, GA
                            1988          Jan., 1989
Office Building
Morristown, NJ
                            1981          Aug., 1988
Office/Warehouse
Bolingbrook, IL
                            1989          Feb., 1990
Garden Apartments
Farmington Hills, MI
                            1988          Jan., 1990
Garden Apartments
Raleigh, NC
                            1995          Jun., 1995
Office Building
Nashville, TN
                            1982          Oct., 1995
Office Park
Oakbrook Terrace, IL
                            1988          Dec., 1995
Office Building
Beaverton, OR
                            1995          Dec., 1996


                                           1996         1995        1994
                                           ----         ----        ----
(a)     Balance at beginning of year   191,981,608  154,157,068  145,532,430
         Additions:
          Acquistions                   10,713,722   36,774,343    7,463,414
          Improvements, etc.               550,050    1,050,197    1,161,224
         Deletions:
          Sale                         (26,163,089)           0            0
                                       -----------  -----------  -----------
        Balance at end of year         177,082,291  191,981,608  154,157,068
                                       -----------  -----------  -----------

                                       -----------  -----------  -----------

(b)     Represents land under capital lease.

(c)     Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
            SCHEDULE III - REAL ESTATE OWNED:  INTEREST IN PROERTIES
                                DECEMBER 31, 1996


                                                                                                GROSS AMOUNT AT WHICH
                         INTIAL COSTS TO THE PARTNERSHIP                                       CARRIED AT CLOSE OF YEAR
                       ------------------------------------------       COSTS         ---------------------------------------
                                                                     CAPITALIZED
                                                     BUILDING &     SUBSEQUENT TO              BUILDING &
  DESCRIPTION           ENCUMBRANCES     LAND       IMPROVEMENTS     ACQUISITION       LAND    IMPROVEMENTS   TOTAL (A)(B)(C)
  -----------           ------------     ----       ------------     -----------       ----    ------------   ---------------

Interest in properties:

Warehouse/Distribution
Jacksonville, FL           None         $231,119   $1,073,849          $12,485      $231,119    $1,086,334    $1,317,453

Warehouse/Distribution
Jacksonville, FL           None          176,256      818,935            7,257       176,256       826,192     1,002,448

Warehouse/Distribution
Jacksonville, FL           None          255,545    1,187,335               14       255,545     1,187,349     1,442,894

Warehouse/Distribution
Jacksonville, FL           None          415,548    1,930,761           24,053       415,548     1,954,814     2,370,362
                                      ----------   ----------          -------    ----------    ----------    ----------
                                      $1,078,468   $5,010,880          $43,809    $1,078,468    $5,054,689    $6,133,157
                                      ----------   ----------          -------    ----------    ----------    ----------
                                      ----------   ----------          -------    ----------    ----------    ----------


                                  YEAR OF        DATE
  DESCRIPTION                  CONSTRUCTION    ACQUIRED
  -----------                  ------------    --------

Interest in properties:

Warehouse/Distribution
Jacksonville, FL                    1988     Jan., 1990

Warehouse/Distribution
Jacksonville, FL                    1986     Jan., 1990

Warehouse/Distribution
Jacksonville, FL                    1982     Jan., 1990

Warehouse/Distribution
Jacksonville, FL                    1979     Jan., 1990


                                               1996       1995        1994
                                               ----       ----        ----
(a)       Balance at beginning of year     $6,133,157  $6,108,742  $26,348,882
           Additions:
            Acquistions                             0      24,415            0
            Improvements, etc.                      0           0       12,087
           Deletions:
            Sale                                    0           0  (20,252,227)
                                           ----------  ----------  ------------
          Balance at end of year           $6,133,157  $6,133,157  $ 6,108,742
                                           ----------  ----------  ------------
                                           ----------  ----------  ------------