Form 10-Q
period 1997-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1997-08-14
CIK 829114

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

 x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended June 30, 1997

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20018



                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                    in respect of

                      PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                      ------------------------------------------
                                REAL PROPERTY ACCOUNT
                                ---------------------
                (Exact name of Registrant as specified in its charter)


             New Jersey                                   22-2426091
        ---------------------                          -----------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


                 213 Washington Street, Newark, New Jersey 07102-2992
                ------------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                                    (800) 445-4571
              ---------------------------------------------------------
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


                                                                                     Page
                                                                                     ----
Part I - Financial Information
------------------------------

    Item 1.   Financial Statements

    A.        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

              Statements of Net Assets -
              June 30, 1997 (Unaudited) and December 31, 1996                           3

              Statements of Operations and Changes
              In Net Assets (Unaudited) - Six Months
              Ended June 30, 1997 and 1996                                              3

              Notes to the Financial Statements (Unaudited)                             4

    B.        THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

              Statements of Assets and Liabilities - June 30,
              1997 (Unaudited) and December 31, 1996                                    7

              Statements of Operations (Unaudited) - Six and
              Three Months Ended June 30, 1997 and 1996                                 8

              Statements of Changes in Net Assets - Six Months
              Ended June 30, 1997 (Unaudited)
              and Year Ended December 31, 1996                                          9

              Statements of Cash Flows (Unaudited) - Six Months
              Ended June 30, 1997 and 1996                                             10

              Schedule of Investments - June 30, 1997
              (Unaudited) and December 31, 1996                                        11

              Notes to the Financial Statements (Unaudited)                            14

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                            18

Part II - Other Information
---------------------------

    Item 1.    Legal Proceedings                                                       21

    Item 2.    Changes in Securities                                                   21

    Item 3.    Defaults Upon Senior Securities                                         21

    Item 4.    Submission of Matters to a Vote of Security Holders                     21

    Item 5.    Other Information                                                       21

    Item 6.    Exhibits and Reports on Form 8-K                                        21


Part III - Signatures                                                                  22
---------------------

                               FINANCIAL STATEMENTS OF
           PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                               STATEMENT OF NET ASSETS


                                                             JUNE 30, 1997
                                                               (UNAUDITED)          DECEMBER 31, 1996
                                                             --------------           --------------
Investment in shares of The Prudential Variable Contract
Real Property Partnership (Note 3)                          $    8,233,035           $    7,878,541
                                                             --------------           --------------

NET ASSETS, representing:
Equity of Contract Owners                                   $    6,456,869           $    6,505,842
Equity of Pruco Life Insurance Company of New Jersey             1,776,166                1,372,699
                                                             --------------           --------------
                                                            $    8,233,035           $    7,878,541
                                                             --------------           --------------



                  STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS


                                                               SIX MONTHS               SIX MONTHS
                                                                 ENDED                     ENDED
                                                              JUNE 30, 1997            JUNE 30, 1996
                                                             --------------           --------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations           $      307,645           $      308,083

EXPENSES:
Asset Based Charges to Contract Owners (Note 5)                     19,101                   19,456
                                                             --------------           --------------

NET INVESTMENT INCOME                                              288,544                  288,627
                                                             --------------           --------------

Net Unrealized Gain/(Loss) on Investments in Partnership            46,994                  (60,639)
Net Realized Loss on Sale of Investments in Partnership               (145)                 (18,501)
                                                             --------------           --------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS        $      335,393           $      209,487
                                                             --------------           --------------
                                                             --------------           --------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 7)                       (318,481)                (123,227)

Net Contributions by Pruco Life
 Insurance Company of New Jersey                                   337,582                  142,683
                                                             --------------           --------------

NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                 19,101                   19,456
                                                             --------------           --------------


TOTAL INCREASE IN NET ASSETS                                $      354,494           $      228,943


NET ASSETS:
Beginning of period                                         $    7,878,541           $    7,455,048
                                                             --------------           --------------
End of period                                               $    8,233,035           $    7,683,991
                                                             --------------           --------------
                                                             --------------           --------------



               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 THROUGH 6.

                        NOTES TO THE FINANCIAL STATEMENTS OF
         PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                          FOR THE PERIOD ENDED JUNE 30, 1997
                                     (UNAUDITED)

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

B.  INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 1997, the Real Property Account's interest in the Partnership, based on market value equity was 4.0% or 473,226 shares.

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


NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of June 30, 1997, the investment in the Real Property Account of $8,233,046 was derived from the share value of $17.39769 and 473,226 shares outstanding. The related historical cost of the investment in the Real Property Account was $5,503,605.


NOTE 4:  CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity for the period ended June 30, 1997 were as follows:

                        VAL         VLI        SPVA        SPVL       TOTAL
                        ---         ---        ----        ----       -----
CONTRACT OWNER
UNITS OUTSTANDING:  3,287,191     500,911      81,395      82,617   3,952,114
UNIT VALUE:          $1.63273    $1.67666    $1.52383    $1.52383         n/a
CONTRACT
 OWNER EQUITY:     $5,367,095    $839,857    $124,032    $125,894  $6,456,878



NOTE 5:  CHARGES AND EXPENSES

A.  MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance contract holders may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. As of June 30, 1997, the amount of these charges paid to Pruco Life Insurance Company of New Jersey was $18,659.

B.  ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.35% for SPVA and SPVL. Administrative charges include costs associated with issuing the Contract, establishing and maintaining records, and providing reports to Contract owners. As of June 30, 1997, the amount of these charges paid to Pruco Life Insurance Company of New Jersey was $442.


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

NOTE 7:  NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the Pruco Life of New Jersey products for the period ended June 30, 1997, was as follows:

                          VAL         VLI        SPVA        SPVL       TOTAL
                          ---         ---        ----        ----       -----

CONTRACT OWNER
  CONTRIBUTIONS:  $   336,553  $   56,351        $  0      $  665  $  393,569
CONTRACT OWNER
  REDEMPTIONS:       (617,352)    (70,227)     (5,399)    (19,072)   (712,050)
NET TRANSFERS
FROM (TO) OTHER
  SUBACCOUNTS OR
FIXED RATE OPTION:   (189,722)     (1,974)          0     (17,463)   (209,159)
                  -----------  -----------   ---------  ---------- -----------

NET DECREASE      $  (470,521) $  (15,850)   $ (5,399)  $ (35,870) $ (527,640)
                  -----------  -----------   ---------  ---------- -----------
                  -----------  -----------   ---------  ---------- -----------


Note 8:         Unit Activity

Transactions in units for the period ended June 30, 1997 were as follows:

                      VAL            VLI           SPVA             SPVL
                      ---            ---           ----             ----

CONTRACT OWNER
  CONTRIBUTIONS:  210,589.953     34,298.672              0        446.433
CONTRACT OWNER
  REDEMPTIONS:   (384,275.766)   (42,731.831)    (3,635.257)   (12,752.738)


NOTE 9:  PURCHASES AND SALES OF INVESTMENTS

There have been no purchases or sales of Investments in 1997.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES

                                                              JUNE 30, 1997
                                                              (UNAUDITED)          DECEMBER 31, 1996
                                                           -----------------       -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  6/30/97 -- $177,456,949;
    12/31/96 -- $177,082,291)                                 $152,400,544             $151,074,276
  Interest in properties (cost :  6/30/97 -- $6,133,157;
   12/31/96 -- $6,133,157)                                       6,075,000                5,850,000
                                                           -----------------       -----------------

         Total real estate investments                         158,475,544              156,924,276

MARKETABLE SECURITIES - At estimated market value
   (cost:  6/30/97 -- $15,900,000; 12/31/96 -- $24,345,000)     15,932,754               24,426,644

CASH AND CASH EQUIVALENTS                                       35,639,640               20,738,204

OTHER ASSETS (net of allowance for uncollectible
  accounts:  6/30/97 -- $42,842; 12/31/96 -- $55,823)            2,604,422                2,066,916
                                                           -----------------       -----------------

         Total assets                                         $212,652,360             $204,156,040
                                                           -----------------       -----------------
                                                           -----------------       -----------------

LIABILITIES AND PARTNERS' EQUITY

OBLIGATION UNDER CAPITAL LEASE                                  $3,884,453               $4,072,677

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            1,334,420                1,640,360

DUE TO AFFILIATES                                                  747,214                  719,200

OTHER LIABILITIES                                                  553,927                  467,009
                                                           -----------------       -----------------

         Total liabilities                                       6,520,014                6,899,246
                                                           -----------------       -----------------

COMMITMENTS AND CONTINGENCIES

         Partners' equity                                      206,132,346              197,256,794
                                                           -----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                        $212,652,360             $204,156,040
                                                           -----------------       -----------------
                                                           -----------------       -----------------


NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                   11,848,275               11,848,275
                                                           -----------------       -----------------
                                                           -----------------       -----------------

SHARE VALUE AT END OF PERIOD                                        $17.40                   $16.65
                                                           -----------------       -----------------
                                                           -----------------       -----------------




              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                               STATEMENTS OF OPERATIONS






                                                                       SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                               -------------  -------------   -------------  -------------
                                                                    1997           1996            1997           1996
                                                               -------------  -------------   -------------  -------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                     $11,098,098    $11,713,941     $5,567,965     $5,793,345
 Income from interest in properties                                303,024        327,684        120,391        163,539
 Interest on short-term investments                              1,267,905        844,281        676,114        412,424
                                                               -------------  -------------   -------------  -------------

         Total investment income                                12,669,027     12,885,906      6,364,470      6,369,308
                                                               -------------  -------------   -------------  -------------

EXPENSES:
 Investment managment fee                                        1,279,797      1,223,409        654,579        615,334
 Real estate taxes                                               1,092,767      1,251,380        540,190        594,780
 Administrative                                                    917,735      1,038,725        483,878        561,885
 Operating                                                       1,487,928      1,349,856        762,739        666,571
 Interest                                                          188,226        255,255         94,113        117,090
                                                               -------------  -------------   -------------  -------------

         Total investment expenses                               4,966,453      5,118,625      2,535,499      2,555,660
                                                               -------------  -------------   -------------  -------------

NET INVESTMENT INCOME                                            7,702,574      7,767,281      3,828,971      3,813,648
                                                               -------------  -------------   -------------  -------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold                                                                  0     14,697,789              0     14,697,789
 Less:  Cost of real estate investments sold                         3,632     18,626,754          1,407     18,626,754
           Realization of prior periods' unrealized
            gain on real estate investments sold                         0     (3,462,522)             0     (3,462,522)
                                                               -------------  -------------   -------------  -------------

 Net loss realized on real estate  investments
            sold                                                    (3,632)      (466,443)        (1,407)      (466,443)
                                                               -------------  -------------   -------------  -------------


 Change in unrealized gain (loss) on real estate
  investments                                                    1,176,610     (1,536,893)       760,355       (888,252)
                                                               -------------  -------------   -------------  -------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                           1,172,978     (2,003,336)       758,948     (1,354,695)
                                                               -------------  -------------   -------------  -------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                $8,875,552     $5,763,945     $4,587,919     $2,458,953
                                                               -------------  -------------   -------------  -------------
                                                               -------------  -------------   -------------  -------------


                      SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF CHANGES IN NET ASSETS





                                                               SIX MONTHS
                                                                  ENDED
                                                              JUNE 30, 1997           YEAR ENDED
                                                               (UNAUDITED)         DECEMBER 31, 1996
                                                           -----------------       -----------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                          $7,702,574            $15,419,518
 Net loss realized on real estate investments sold                  (3,632)             (1,573,147)
 Net unrealized gain (loss)  from real estate investments        1,176,610              (3,211,436)
                                                           -----------------       -----------------

         Net increase in net assets resulting from operations    8,875,552              10,634,935
                                                           -----------------       -----------------

NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (6/30/97 -- 0 shares; 12/31/96 -- 188,409 shares)                     0              (3,000,000)
                                                           -----------------       -----------------

         Net decrease in net assets resulting from
          capital transactions                                           0              (3,000,000)
                                                           -----------------       -----------------

NET INCREASE IN NET ASSETS                                       8,875,552               7,634,935


NET ASSETS -  Beginning of period                              197,256,794             189,621,859
                                                           -----------------       -----------------

NET ASSETS -  End of period                                   $206,132,346           $197,256,794
                                                           -----------------       -----------------
                                                           -----------------       -----------------


                      SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS               SIX MONTHS
                                                                ENDED                    ENDED
                                                            JUNE 30, 1997            JUNE 30, 1996
                                                           ---------------          --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations           $8,875,552              $5,763,945
 Adjustments to reconcile net increase in net
 assets resulting from operations to net cash
 flows from operating activities:
 Net realized and unrealized (gain) loss on investments         (1,172,978)              2,003,336
 Increase in:
    Other assets                                                  (537,506)               (212,703)
 (Decrease) Increase in:
    Obligations under capital lease                               (188,224)               (163,465)
    Accounts payable and accrued expenses                         (305,940)               (146,067)
    Due to affiliates                                               28,014                 (26,542)
    Other liabilities                                               86,918                (117,165)
                                                           ---------------          --------------

         Net cash flows from operating activities                6,785,836               7,101,339
                                                           ---------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold                          0              14,697,789
 Improvements and additional costs on prior purchases:
   Additions to real estate                                       (378,290)               (316,884)
 Sale (purchase) of marketable securities                        8,493,890              (5,877,297)
                                                           ---------------          --------------

         Net cash flows from investing activities                8,115,600               8,503,608
                                                           ---------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                 0              (3,000,000)
                                                           ---------------          --------------

         Net cash flows from financing activities                        0              (3,000,000)
                                                           ---------------          --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         14,901,436              12,604,947

CASH AND CASH EQUIVALENTS - Beginning of period                 20,738,204              14,223,265
                                                           ---------------          --------------

CASH AND CASH EQUIVALENTS - End of period                      $35,639,640             $26,828,212
                                                           ---------------          --------------
                                                           ---------------          --------------


              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS


                                                     JUNE 30,1997              DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                           73.9%                         76.6%
                                                                          Estimated                     Estimated
                                                                            Market                        Market
Location           Description                                   Cost       Value              Cost       Value
-------------------------------------------------------------------------------------------------------------------

Lisle, IL          Office Building                         17,538,024      9,900,000     17,524,421      9,900,000
Atlanta, GA        Garden Apartments                       15,424,138     13,230,132     15,396,738     13,707,814
Pomona, CA (a)     Warehouse                               23,487,850     17,547,834     23,456,751     17,553,849
Roswell, GA        Retail Shopping Center                  31,761,279     29,001,830     31,754,073     28,333,818
Morristown, NJ     Office Building                         18,869,574     10,775,880     18,797,224     10,113,986
Bolingbrook, IL    Warehouse                                8,948,028      7,200,000      8,948,028      7,100,000
Farmington
 Hills, MI         Garden Apartments                       13,629,363     15,003,912     13,623,952     14,706,400
Raleigh, NC        Garden Apartments                       15,777,549     16,505,679     15,762,951     16,854,252
Nashville, TN      Office Building                          8,585,370      9,105,488      8,379,326      8,800,436
Oakbrook
 Terrace, IL       Office Complex                          12,707,496     13,428,441     12,725,105     13,290,000
Beavorton, OR      Office Complex                          10,728,278     10,701,348     10,713,722     10,713,721
                                                        -------------  -------------  -------------  -------------
                                                         $177,456,949   $152,400,544   $177,082,291   $151,074,276
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------


(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.


 INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                                  3.0%                          3.0%
                                                                          Estimated                     Estimated
                                                                            Market                        Market
Location           Description                                   Cost       Value              Cost       Value
-------------------------------------------------------------------------------------------------------------------
Jacksonville, FL   Warehouse/Distribution                   1,317,453      1,300,000      1,317,453      1,225,000
Jacksonville, FL   Warehouse/Distribution                   1,002,448      1,000,000      1,002,448      1,000,000
Jacksonville, FL   Warehouse/Distribution                   1,442,894      1,375,000      1,442,894      1,325,000
Jacksonville, FL   Warehouse/Distribution                   2,370,362      2,400,000      2,370,362      2,300,000
                                                        -------------  -------------  -------------  -------------
                                                           $6,133,157     $6,075,000     $6,133,157     $5,850,000
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                   7.7%                         12.4%
(See pages 12 to 13 for details)                                           Estimated                     Estimated
                                                                 Face         Market           Face         Market
Description                                                    Amount          Value         Amount          Value
-------------------------------------------------------------------------------------------------------------------
Marketable Securities                                     $15,900,000    $15,932,754    $24,345,000    $24,426,644
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                               17.3%                        10.5%
(See pages 12 to 13 for details)                                          Estimated                    Estimated
                                                             Face           Market         Face          Market
Description                                                 Amount          Value         Amount          Value
-------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                                 $35,794,618    $35,639,640    $20,804,826    $20,738,204
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

                                                                                1.3%                          1.0%
OTHER ASSETS                                                              $2,604,422                    $2,066,916
                                                                       -------------                 -------------

                                                                                 3.2%                          3.5%
TOTAL LIABILITIES                                                        ($6,520,014)                  ($6,899,246)
                                                                       -------------                 -------------

TOTAL NET ASSETS                                                        $206,132,346                  $197,256,794
                                                                       -------------                 -------------
                                                                       -------------                 -------------



               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS


                                                                 JUNE 30, 1997
                                                               FACE       ESTIMATED
                                                              AMOUNT    MARKET VALUE
                                                         ------------   ------------
MARKETABLE SECURITIES ( PERCENT OF NET ASSETS)                                  7.7%
Bank One Ohio, 5.57%, July 1,1997                          $1,110,000     $1,108,812
Associates Corp. of North America, 5.88%, August 15,1997    1,230,000      1,227,934
American General Finance Corp., 6.98%, August 29,1997       1,800,000      1,805,112
Key Bank of New York, N.A., 5.55%, September 4,1997         1,300,000      1,298,740
Morgan Guaranty Trust Co., 5.69%, November 14,1997          1,000,000        999,271
Norwest Financial Inc., 6.50%, November 15,1997               300,000        302,286
Norwest Corporation, 5.89%, November 21,1997                2,000,000      2,001,922
International Lease Finance Corp., 5.92%, January 15,1998     500,000        499,083
Citicorp, 10.15%, February 15,1998                            200,000        207,324
General Motors Acceptance Corp., 6.90%, February 19,1998      985,000        994,545
General Motors Acceptance Corp., 5.82%, February 23,1998    1,300,000      1,299,363
American General Finance Corp., 7.25%, March 1,1998           500,000        507,880
Commercial Credit Company, 5.70%, March 1,1998                375,000        375,199
Associates Corp. of North America, 7.30%, March 15,1998       400,000        406,635
International Lease Finance Corp., 5.75%, March 15,1998       400,000        399,940
Morgan Guaranty Trust Co., 5.85%, March 16,1998               500,000        499,855
Royal Bank of Canada, 5.91%, June 17,1998                   2,000,000      1,998,853
                                                         ------------   ------------

TOTAL MARKETABLE SECURITIES                               $15,900,000    $15,932,754
                                                         ------------   ------------
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                              17.3%

First Data Corp, 6.25%, July 1,1997                        $2,500,000     $2,499,566
General Electric Capital Corp., 6.30%, July 1,1997          2,500,000      2,500,000
H.J.Heinz Co., 5.60%, July 3,1997                             900,000        898,740
Bank of Montreal, 5.53%, July 7,1997                        2,000,000      1,991,705
GTE Funding Inc., 5.55%, July 7,1997                          673,000        670,095
Ford Motor Credit Co., 5.55%, July 9,1997                   2,000,000      1,985,200
Citicorp, 5.70%, July 10,1997                               2,000,000      1,995,567
Finova Capital Corp., 5.85%, July 11,1997                     500,000        498,863
H.J.Heinz Co., 5.60%, July 14,1997                          1,000,000        996,889
Preferred Receivables Funding Corp., 5.54%, July 14,1997      926,000        921,440
Rank Xerox Capital (Europe) PLC, 5.60%, July 14,1997        2,000,000      1,993,778
Aetna Services Inc., 5.57%, July 15,1997                    1,325,000      1,319,875
GTE Corp., 5.57%, July 15,1997                                785,000        781,964
PHH Corp., 5.60%, July 15,1997                              1,500,000      1,495,100
Countrywide Home Loan, Inc., 5.57%, July 21,1997              650,000        646,782
Nynex Corp., 5.60%, July 21,1997                            1,597,000      1,590,541
Nynex Credit Co., 5.60%, July 21,1997                         829,000        825,776
Xerox Credit Corp., 5.65%, July 23,1997                       495,000        492,980
GTE Funding Inc., 5.60%, July 24,1997                       1,000,000        995,644
Paccar Financial Corp., 5.60%, July 25, 1997                1,200,000      1,194,587
Royal Bank of Scotland, 5.65%, July 28,1997                 1,000,000        995,135
Colonial Pipeline Co., 5.54%, August 1,1997                   108,000        107,468
IBM Credit Corp., 5.54%, August 12,1997                     2,400,000      2,377,840
American Express Credit Corp., 5.54%, August 18,1997        2,400,000      2,375,624
Beneficial Corp., 5.54%, August 20,1997                     1,733,000      1,714,865
                                                         ------------   ------------
TOTAL CASH EQUIVALENTS                                     34,021,000     33,866,022

CASH                                                        1,773,618      1,773,618
                                                         ------------   ------------

TOTAL CASH AND CASH EQUIVALENTS                           $35,794,618    $35,639,640
                                                         ------------   ------------
                                                         ------------   ------------




               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SCHEDULE OF INVESTMENTS



                                                               DECEMBER 31, 1996
                                                              FACE       ESTIMATED
                                                             AMOUNT     MARKET VALUE
                                                         ------------   ------------
MARKETABLE SECURITIES ( PERCENT OF NET ASSETS)                                 12.4%

PNC Bank, 5.48%, January 6, 1997                           $2,200,000     $2,199,643
Wells Fargo, 5.54%, January 28, 1997                        2,300,000      2,300,446
Sears Roebuck Acceptance Corp, 7.48%, February 19, 1997       100,000        102,187
General Motors Acceptance Corp, 5.88%, February 27, 1997      105,000        107,143
Sears Roebuck Acceptance Corp,7.72%, February 27, 1997        800,000        812,000
Dean Wiitter Discover & Co., 5.75%, March 6,1997              500,000        500,387
General Motors Acceptance Corp, 5.74%, March 18, 1997       1,200,000      1,201,344
Sears Discover Credit Corp, 7.81%, March 18, 1997           1,150,000      1,164,548
American Home Products, 6.88%, April 15, 1997               2,000,000      2,019,323
Ford Motor Credit, 5.90%, May 5, 1997                       1,400,000      1,405,337
Ford Motor Credit, 5.90%, May 5, 1997                         350,000        350,875
Ford Motor Credit, 9.15%, May 7, 1997                         500,000        515,010
Key Bank NA, 5.58%, May 14, 1997                              900,000        899,130
American Express Centurion Bank, 5.58%, June 10, 1997       2,300,000      2,299,862
Associates Corp of North America, 7.05%, June 30, 1997        600,000        604,766
Bank One Columbus, 5.58%, July 1, 1997                      1,110,000      1,108,812
Associates Corp of North America, 5.88%, August 15, 1997    1,230,000      1,230,744
Key Bank of New York, 4.82%, September 4, 1997              1,300,000      1,298,740
Bank One Milwaukee, NA, 5.26%, October 8, 1997              1,000,000      1,002,870
Morgan Guaranty TRust Co., 5.38%, November 14, 1997         1,000,000        999,271
Norwest Financial Inc., 6.50%, November 15, 1997              300,000        302,286
Norwest Corp., 5.55%, November 21, 1997                     2,000,000      2,001,922
                                                         ------------   ------------

TOTAL MARKETABLE SECURITIES                               $24,345,000    $24,426,644
                                                         ------------   ------------
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                              10.5%

Gateway Fuel Corp, 7.15%, January 2, 1997                  $2,177,000     $2,176,135
Bell Atlantic Financial Services, 5.50%, January 14, 1997   2,650,000      2,638,664
Pioneer Hi-Bred Intl, 5.47%, January 15, 1997               1,200,000      1,194,712
Bank of Montreal, 5.43%, January 27, 1997                   2,300,000      2,300,000
Canadian Imperial Bank, 5.39%, January 27, 1997             2,400,000      2,400,000
HJ Heinz Co., 5.46%, January 29, 1997                       2,370,000      2,354,184
General Electric Capital Corp, 5.34%, February 3, 1997      2,300,000      2,279,871
Bankers Trust Co., 5.35%, February 20, 1997                 2,000,000      2,007,723
Colonial PL Co Note, 5.60%, February 21, 1997                 800,000        792,658
Colonial PL Co Note, 5.35%, March 4, 1997                     783,000        773,109
General Electric Capital Corp., 5.45%, March 14, 1997         300,000        296,321
                                                         ------------   ------------
TOTAL CASH EQUIVALENTS                                     19,280,000     19,213,378

CASH                                                        1,524,826      1,524,826
                                                         ------------   ------------

TOTAL CASH AND CASH EQUIVALENTS                           $20,804,826    $20,738,204
                                                         ------------   ------------
                                                         ------------   ------------


             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

                         NOTES TO THE FINANCIAL STATEMENTS OF
              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                    JUNE 30, 1997
                                     (UNAUDITED)



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

Note 1: Summary Of Significant Accounting Policies

    A: General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1996 Annual Report on Form 10-K.

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

         The purpose of an appraisal is to estimate the market value of a property as of a specific date. Estimated market value has been defined as the most probable price for which the appraised property will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. This estimate of market value generally is a correlation of three approaches, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing a property less deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single - year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of property in the market.

         As described above, the estimated market value of real estate is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, Management believes that estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate fairly represent their estimated market values as of June 30, 1997 and December 31, 1996.

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

Note 2: Commitment from Partner

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to

Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of June 30, 1997 is approximately $48.6 million.

Note 3: Transactions with affiliates

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 1997 and 1996 management fees incurred by the Partnership were $1,279,797 and $1,223,409, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 1997 and 1996 were $57,281 and $59,945 respectively and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by Prudential and one of its subsidiaries. The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of Prudential, to provide property management services at the Unit warehouses. The property management fees earned by PREMISYS, incurred by the Partnership and Prudential for the six months ended June 30, 1997 and 1996 were $10,533 and $17,571, respectively.

Note 4: Commitment and Contingencies

As of June 30, 1997, the Partnership had outstanding commitments on industrial buildings of approximately $15.8 million. These commitments provide for the purchase of real estate investments. Funding will be provided by existing cash, real estate sales and/or Contract owners' contributions. Purchases of real estate investments are contingent on the developer building the real estate according to plans and specifications outlined in the pre-sale agreement.

Note 5:  Subsequent event

On July 2, 1997, the Partnership funded one of its outstanding commitments in the amount of $5.4 million. This was an industrial acquisition in Salt Lake City, Utah.

PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)



                                    01/01/97     03/31/97    01/01/96     01/01/95    01/01/94     01/01/93    01/01/92
                                       TO           TO          TO           TO          TO           TO          TO
                                    06/30/97     06/30/97    12/31/96     12/31/95    12/31/94     12/31/93    12/31/92
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------
Rent from properties               $  0.9367    $  0.4700   $  1.9173    $  1.6387   $  1.2754    $  1.1659   $  1.0727
Income from interest
  in properties                    $  0.0256    $  0.0101   $  0.0510    $  0.0527   $  0.1838    $  0.2139   $  0.1970
Interest on mortgage loans         $  0.0000    $  0.0000   $  0.0000    $  0.0000   $  0.0082    $  0.0755   $  0.0711
Interest from short-
  term investments                 $  0.1070    $  0.0571   $  0.1795    $  0.2199   $  0.1226    $  0.0549   $  0.0653
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------

INVESTMENT INCOME                  $  1.0693     $  .5372   $  2.1478    $  1.9113   $  1.5900    $  1.5102   $  1.4061
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------

Investment management fee          $  0.0528    $  0.0552   $  0.2097    $  0.1936   $  0.1786    $  0.1673   $  0.1642
Real estate tax expense            $  0.0466    $  0.0456   $  0.1991    $  0.1602   $  0.1399    $  0.1465   $  0.1488
Administrative expenses            $  0.0366    $  0.0409   $  0.1569    $  0.1484   $  0.1103    $  0.1187   $  0.1046
Operating expenses                 $  0.0612    $  0.0644   $  0.2442    $  0.1546   $  0.1332    $  0.1209   $  0.1241
Interest expense                   $  0.0079    $  0.0080   $  0.0412    $  0.0381   $  0.0255    $  0.0236   $  0.0215
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------
EXPENSES                           $  0.4192    $  0.2141   $  0.8511    $  0.6949   $  0.5875    $  0.5770   $  0.5632
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------

NET INVESTMENT INCOME               $  .6501     $  .3231   $  1.2967    $  1.2164   $  1.0025    $  0.9332   $  0.8429
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------


Net realized loss on
  investments sold                ($  0.0003)  ($  0.0001) ($  0.1323)   $  0.0000  $  (0.0966)  $  (0.1816)  $  0.0000
Net unrealized gain/(loss)
  on investments                   $  0.0993    $  0.0642  ($  0.2695)   $  0.0581   $  0.2169    $  0.0152  $  (1.1359)
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS         $  0.0990    $  0.0641  ($  0.4018)   $  0.0581   $  0.1203   $  (0.1664) $  (1.1359)
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------

Net increase/(decrease)
  in share value                   $  0.7491    $  0.3872   $  0.8949    $  1.2745   $  1.1228    $  0.7668  $  (0.2930)

Share Value at
  beginning of period               $16.6486   $  17.0105  $  15.7537   $  14.4792  $  13.3564   $  12.5896  $  12.8826
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------

Share Value at end of period      $  17.3977   $  17.3977  $  16.6486   $  15.7537  $  14.4792   $  13.3564  $  12.5896
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------

Ratio of expenses to
  average net assets                   2.47%        1.24%       5.26%        4.62%       4.27%        4.44%       4.47%

Ratio of net investment
  income to average net assets         3.83%        1.87%       8.01%        8.08%       7.29%        7.17%       6.69%

Number of shares outstanding at
 end of period (000's)                11,848       11,848      11,848       12,037      12,241       13,031      14,189


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Pruco Life Variable Contract Real Property Account (the "Real Property Account") are invested in Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey.

(a) Liquidity and Capital Resources

At June 30, 1997, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totaled $51,572,394. This is an increase of $6,407,546 from liquid assets at December 31, 1996, which totaled $45,164,848. The increase is due to cash received from the operations of the Partnership's properties and interest income received from short-term investments.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $48.6 million as of June 30, 1997.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At June 30, 1997, 24.25% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. This is in excess of the target range because cash is being retained in the Partnership in anticipation of three potential acquisitions. On July 2, 1997, the Partnership closed one of these acquisitions, the Salt Lake City, UT industrial forward commitment, for a purchase price of $5.4 million. The Partnership expects to close on the other industrial forward commitment in Denver, CO in the third quarter, for an estimated price of $10.4 million. The Partnership also intends to purchase the land under the Pomona, CA warehouse for approximately $4 million. This land is currently leased to the Partnership. The Jacksonville, FL unit warehouse co-investment is being included in an industrial sale package, along with 57 industrial buildings from Prudential's General Account, to be sold to Meridian Industrial Trust. The Partnership has signed a contract to sell its Jacksonville, FL unit warehouse co-investment for an estimated selling price of $6.3 million. The use of these and additional funds will enable the Partnership to acquire $10 million in restricted Meridian Industrial Trust common stock.

Withdrawals from cash may be made during the remainder of 1997 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At June 30, 1997, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations and proceeds from the sale of properties will satisfy the Partnership's needs over the next six months and the foreseeable future.

During the quarter ended June 30, 1997, the Partnership expended approximately $183,000 in capital expenditures of which $110,000 were spent on tenant alterations and leasing commissions. The Morristown, NJ office building which spent $75,000 on tenant alterations and leasing commissions and the Atlanta, GA apartment complex which spent $41,000 to stabilize problems related to original construction were responsible for the majority of the capital expenditures made by the Partnership .

Projected capital expenditures for the remainder of the 1997 total approximately $4.6 million of which $4.3 million is allocated for tenant alterations and leasing commissions. A major portion of this amount is budgeted for the Lisle, IL office building where the Partnership is expecting to pay approximately $2.3 million in tenant improvements and $0.8 million in leasing commissions to acquire new tenants to replace the sole tenant who is expected to vacate at the end of their lease. The Morristown, NJ office building budgeted $0.9 million for tenant improvements and leasing commissions to be used in leasing lower level suites. All of these projected expenditures relate to prospective leases and are based on estimated costs. The actual amount of such expenditures will depend on the number of new leases signed, the timing of these lease executions, and the construction projects negotiated. Other capital expenditures planned for the remainder of 1997 include: upgrades to the heating/air-conditioning system and roof repairs at the Lisle, IL office building totaling $235,000 and $40,000 to relieve congestion in and around the Roswell, GA retail center.

(b.1) Results of Operations - Portfolio

The following is a brief comparison of the Partnership's results of operations for the six months ended June 30, 1997 and 1996.

The Partnership's net investment income for the first six months of 1997 was $7,702,574, a decrease of $64,707 (0.8%) from $7,767,281 for the corresponding period of 1996. This was largely due to the loss of approximately $1.0 million in income from the sale of two properties held in 1996 offset by an increase of approximately $0.4 million in income from an acquisition that occurred in the fourth quarter of 1996.

The Partnership's income unrelated to specific properties for the period ended June 30, 1997 was $157,494, an increase of $857,919 from the $700,425 loss reported for the corresponding period of 1996. This increase was mainly due to $424,000 of interest income earned on a larger cash balance as discussed earlier and an increase of $56,000 in investment management fees. Components of income unrelated to specific properties are $1,267,905 in interest income from short-term investments and $169,386 in administrative income offset by $1,279,797 in investment management fee.

During the six months ended June 30, 1997, the Partnership experienced a realized loss of $3,632 and a net unrealized gain of $1,176,610 on its real estate investments. The realized loss is the result of additional selling expenses related to the sale of the Flint, MI office building. The net unrealized gain is the result of market value increases in 7 properties held, totaling approximately $2.4 million. These increases were partially offset by market value decreases in 4 properties held, totaling $0.9 million The explanation for these changes are detailed in the following paragraphs.

(b.2) Results of Operations - Property

The following is a brief comparison of the Partnership's property results of operations and realized loss and net unrealized gains, by investment type, for the six months ended June 30, 1997 and 1996.

Income from property operations for the office buildings for the first six months of 1997 was $2,851,413, a decrease of $131,347 (4.4%), from $2,982,760 for the corresponding period in 1996. This was primarily the result of the sale of the Flint, MI office building which resulted in a reduction of income of approximately $600,000. This decrease was offset by the acquisition of the Beaverton, OR office building, an increase of income of approximately $400,000, and an increase in income at the Oakbrook Terrace, IL office building of approximately $49,000. Excluding the results of acquired and sold properties, income from property operations increased by $20,448 (0.7%). For properties held for the comparable period revenue and expenses increased approximately $69,000 and $48,000, respectively.

The five office buildings owned by the Partnership experienced a net unrealized gain of $804,064 for the first six months of 1997. The office building in Morristown, NJ had the largest unrealized gain of $589,544 due to the improving office market in New Jersey. The office building at Oakbrook Terrace, IL experienced an unrealized gain of $156,050 due to rental step-ups of three leases, and the Nashville, TN building experienced an unrealized gain of $99,008. These unrealized gains were offset by an unrealized losses of $26,937 at the Beaverton, OR building and $13,601 at the Lisle, IL building. Occupancy at all of the office buildings except for the Morristown, NJ office building were 100% at June 30, 1997. This represented an increase of 1% at both the Nashville, TN and Oakbrook Terrace, IL office building from December 31, 1996. Occupancy at the Morristown, NJ office building as of June

30, 1997 remained at 93% compared to December 31, 1996. At the Lisle, IL office building the sole tenant, RR Donnelley, is expected to vacate at the end of its lease at September 30, 1997. This space is currently being marketed to prospective tenants expressing interest in leasing all or part of the entire building. As of June 30, 1997, all other vacant spaces are being marketed

The realized loss of $3,632 at the Flint, MI office building was due to the capitalization of legal fees incurred relating to the sale of the property.

Income from property operations for the apartment complexes for the first six months of 1997 was $1,892,587, a decrease of $137,100 (6.8%), from $2,029,687 for the corresponding period in 1996. The Farmington Hill, MI, the Raleigh, NC and the Atlanta, GA apartment complexes had decreases in income of $78,684, $35,954 and $22,462, respectively. For properties held for the comparable period revenues decreased by approximately $87,000 while expenses increased by approximately $50,000.

The three apartment complexes owned by the Partnership experienced net unrealized losses of $576,152 for the first six months of 1997. The apartment complex in Atlanta, GA experienced the largest unrealized loss of $505,082 due to increased competition in the market. Although this apartment complex experienced a significant unrealized loss, the occupancy rate increased 2%, from 93% at December 31, 1996 to 95% at June 30, 1997. The Raleigh, NC apartment complex also experienced an unrealized loss of $363,170. This was due to the expiration of higher than market leases being renewed at lower market rates. This complex's occupancy rate decreased 3% from the December 31, 1996 rate of
97% to the June 30, 1997 rate of 94%.   These unrealized losses were offset by
the Farmington Hills, MI apartment complex which experienced an unrealized gain of $292,100 due to a 9% increase in occupancy at the complex from an occupancy of 88% at December 31, 1996 to 97% at June 30, 1997.

Income from property operations from the retail center for the first six months of 1997 was $1,480,979 a decrease of $149,359 (9.2%), from $1,630,338 for the corresponding period in 1996. This was mainly the result of decreased occupancy at the Partnership's sole retail center, Roswell, GA. For the comparable period revenues decreased by approximately $111,000 while expenses increased by approximately $38,000.

The retail center experienced an unrealized gain of $660,805 for the first six months of 1997, although the property experienced a 3% decrease in occupancy from 96% at December 31, 1996 to 93% at June 30, 1997. The unrealized gain in value was due to a change in the appraiser's assumptions regarding base building capital requirements. During the six months ended June 30, 1997, three tenants agreed to renew. Family Eyecare and Voorhees Salon, both, agreed to three year extensions and Mailboxes etc. also agreed to renew as well as expand. As of June 30, 1997, all other vacant spaces are being marketed.

Income from property operations for the industrial properties for the first six months of 1997 was $1,017,077, a decrease of $480,160 (32.1%), from $1,497,237 for the corresponding period in 1996. This was primarily the result of the sale of the Azusa, CA warehouse facility that accounted for $441,361 (29.5%) of the decrease. Excluding this sold property, income from property operations decreased by $38,799 (2.6%). For properties held for the comparable period revenue and expenses decreased approximately $138,000 and $105,000, respectively

The two industrial centers owned by the Partnership experienced a net unrealized gain of $62,893 for the first six months of 1997. The Bolingbrook, IL warehouse's experienced $100,000 unrealized gain while the Pomona, CA warehouse experienced an unrealized loss of $37,107. Occupancy at both warehouses remained unchanged at 100% for the period ending June 30, 1997.

Income from interest in real estate properties relates to the Partnership's 50% co-investment in the Jacksonville, FL unit warehouses. This income decreased by $24,660 (7.5%), to $303,024 for the six months of 1997, from $327,684 for the corresponding period in 1996. For the six months ending June 30, 1997, the co-investment experienced an unrealized gain of $225,000, due mainly to an increase in occupancy of 7%, from an occupancy of 85% at December 31, 1996, to an occupancy of 92% at June 30, 1997. The Partnership expects to sell these properties to Meridian Industrial Trust during the third quarter for $6.3 million.

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



                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                    in respect of
                          Pruco Life of New Jersey Variable
                            Contract Real Property Account

                           -------------------------------



Date:    August 13, 1997               By: /s/ Esther H. Milnes
     ------------------------------        --------------------------------

                                           Esther H. Milnes
                                           President and Director







Date:    August 13, 1997               By: /s/ Linda Dougherty
     ------------------------------        --------------------------------

                                           Linda Dougherty
                                           Vice President, Comptroller and
                                           Chief Accounting Officer