Form 10-Q
period 1998-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1998-08-14
CIK 829114

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended June 30, 1998

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20018



                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                    in respect of

                      PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                               REAL  PROPERTY ACCOUNT
               (Exact name of Registrant as specified in its charter)


         New Jersey                                    22-2426091
--------------------------------             ---------------------------------
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

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     A.   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY
          ACCOUNT

               Statements of Net Assets - June 30, 1998 and
               December 31, 1997                                            3

               Statements of Operations and Changes In Net Assets -
               Six Months Ended June 30, 1998 and 1997                      3

               Notes to the Financial Statements                            4

     B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

               Statements of Assets and Liabilities - June 30, 1998
               and December 31, 1997                                        6

               Statements of Operations - Six and Three Months Ended
               June 30, 1998 and 1997                                       7

               Statements of Changes in Net Assets - Six Months Ended
               June 30, 1998 and Year Ended December 31, 1998               8

               Statements of Cash Flows  - Six Months Ended
               June 30, 1998 and 1997                                       9

               Schedule of Investments - June 30, 1998 and
               December 31, 1997                                           10

               Notes to the Financial Statements                           13

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          15

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             17

     Item 2. Changes in Securities                                         17

     Item 3. Defaults Upon Senior Securities                               17

     Item 4. Submission of Matters to a Vote of Security Holders           17

     Item 5. Other Information                                             17

     Item 6. Exhibits and Reports on Form 8-K                              17


Signature Page                                                             18

                               FINANCIAL STATEMENTS OF
     PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                               STATEMENTS OF NET ASSETS


                                                                    JUNE 30, 1998
                                                                     (UNAUDITED)      DECEMBER 31, 1997
                                                                    -------------     -----------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)                                $  8,748,753        $  8,768,215
                                                                    ------------        ------------
                                                                    ------------        ------------
NET ASSETS, representing:
Equity of Contract Owners (Note 4)                                  $  6,526,968        $  6,643,068
Equity of Pruco Life Insurance Company of New Jersey                   2,221,785           2,125,147
                                                                    ------------        ------------
                                                                    $  8,748,753        $  8,768,215
                                                                    ------------        ------------
                                                                    ------------        ------------

                     STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                      SIX MONTHS         SIX MONTHS
                                                                        ENDED              ENDED
                                                                    JUNE 30, 1998      JUNE 30, 1997
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                    -------------      -------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                     $  293,034          $  307,645

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration (Note 5)                         19,334              19,101
                                                                    ------------        ------------

NET INVESTMENT INCOME                                                    273,700             288,544
                                                                    ------------        ------------

Net Change in Unrealized Gain (Loss) on Investments in Partnership        (7,496)             46,994
Net Realized Gain (Loss) on Sale of Investments in Partnership                 0                (145)
                                                                    ------------        ------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                  $  266,205          $  335,393
                                                                    ------------        ------------
                                                                    ------------        ------------

CAPITAL TRANSACTIONS:

Net Contributions (Withdrawals) by Contract Owners (Note 6)             (315,380)           (318,481)

Net Contributions (Withdrawals) by Pruco Life Insurance
 Company of New Jersey                                                    29,714             337,582
                                                                    ------------        ------------
NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                     (285,666)             19,101
                                                                    ------------        ------------


TOTAL INCREASE IN NET ASSETS                                          $  (19,462)         $  354,494


NET ASSETS:
Beginning of period                                                 $  8,768,215        $  7,878,541
                                                                    ------------        ------------
End of period                                                       $  8,748,753        $  8,233,035
                                                                    ------------        ------------
                                                                    ------------        ------------


                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 THROUGH 5

                          NOTES TO FINANCIAL STATEMENTS OF
         PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                          FOR THE PERIOD ENDED JUNE 30, 1998


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

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 1998 the Real Property Account's interest in the Partnership was 3.9% or 456,853 shares.

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


NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of June 30, 1998, the investment in the Partnership of $8,748,753 was derived from the share value of $19.150073 and 456,853 shares outstanding. The aggregate cost of investments in the Account was $5,503,605.

NOTE 4:   CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity at June 30, 1998 were as follows:


                                                 VAL             VLI           SPVA                SPVL              TOTAL
                                                 ---             ---           ----                ----              -----
CONTRACT OWNER UNITS OUTSTANDING:             3,016,997        482,128         75,772              75,478           3,650,375
UNIT VALUE:                                $    1.78645     $  1.83914     $  1.65655          $  1.65655
CONTRACT OWNER EQUITY:                     $  5,389,715     $  886,701     $  125,520          $  125,032        $  6,526,968

NOTE 5:  MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. Of the $19,334 of charges to contract owners, $18,896 represented mortality risk and expense risk charges.


NOTE 6:  NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the Pruco Life of New Jersey products for the period ended June 30, 1998, was as follows:


                                                  VAL             VLI            SPVA                SPVL               TOTAL
                                                  ---             ---            ----                ----               -----
CONTRACT OWNER NET PAYMENTS:                $   228,756      $  42,068            $ 3                $  0          $  270,827
POLICY LOANS:                                   (97,207)        (7,973)             0             (10,466)           (115,646)
POLICY LOAN REPAYMENTS AND INTEREST:             64,162         16,030              0                 616              80,807
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS    (136,822)       (34,359)        (9,141)                 (1)           (180,324)
NET TRANSFERS FROM/TO OTHER SUBACCOUNTS
  OR FIXED RATE OPTIONS:                       (215,462)        (6,120)             0                   0            (221,581)
ADMINISTRATIVE AND OTHER CHARGES               (133,281)       (15,733)             0                (450)           (149,464)
                                            ------------     ----------     ----------         -----------        ------------
NET WITHDRAWALS                             $  (289,854)     $  (6,088)     $  (9,138)         $  (10,300)        $  (315,380)
                                            ------------     ----------     ----------         -----------        ------------
                                            ------------     ----------     ----------         -----------        ------------

NOTE 7:  UNIT ACTIVITY

Transactions in units for the period ended June 30, 1998 were as follows:


                               VAL           VLI          SPVA          SPVL
                               ---          ----          ----          ----
CONTRACT OWNER
 CONTRIBUTIONS:           249,643.063      32,852.866       3.361      377.088
CONTRACT OWNER
 REDEMPTIONS:            (413,607.678)    (36,241.952)  5,626.193)  (6,706.945)

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES

                                                                        JUNE 30, 1998
                                                                          (UNAUDITED)     DECEMBER 31, 1997
                                                                        --------------    -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  6/30/98 -- $204,467,076; 12/31/97 -- $201,670,248)            $185,114,543       $181,317,624
  Real estate investment trust (cost:  6/30/98 -- $10,000,005;
   12/31/97 -- $10,000,005)                                                11,308,805          12,523,805
                                                                         ------------       -------------

         Total real estate investments                                    196,423,348         193,841,429

MARKETABLE SECURITIES - At estimated market value
   (cost:  6/30/98 -- $6,375,000; 12/31/97 -- $13,939,000)                  6,395,215          13,971,421

CASH AND CASH EQUIVALENTS                                                  25,636,116          12,880,560

DIVIDEND RECEIVABLE                                                                 0             146,999

ACCRUED INVESTMENT INCOME AND OTHER ASSETS
 (net of allowance for uncollectible accounts:  6/30/98 --
 $80,000; 12/31/97 -- $68,000)                                              2,107,102           1,904,726
                                                                         ------------       -------------

         Total assets                                                     230,561,781         222,745,135
                                                                         ------------       -------------
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      $2,169,561         $1,842,027

DUE TO AFFILIATES                                                             876,914             832,922

OTHER LIABILITIES                                                             620,356             538,413
                                                                         ------------       -------------

         Total liabilities                                                  3,666,831           3,213,362
                                                                         ------------       -------------
INVESTMENT COMMITMENTS

         Partners' equity                                                $226,894,950        $219,531,773
                                                                         ------------       -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    230,561,781         222,745,135
                                                                         ------------       -------------
                                                                         ------------       -------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                              11,848,275          11,848,275
                                                                         ------------       -------------
                                                                         ------------       -------------

SHARE VALUE AT END OF PERIOD                                                   $19.15             $18.53
                                                                         ------------       -------------
                                                                         ------------       -------------

                         NOTES TO THE FINANCIAL STATEMENTS ON PAGE 13

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                         SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     -----------    -----------    -----------     ----------
                                                                         1998           1997           1998           1997
                                                                     -----------    -----------    -----------     ----------
INVESTMENT INCOME:
 Revenue from real estate and improvements                           $12,365,911    $11,098,098     $6,615,864     $5,567,965
 Income from interest in properties                                       33,463        303,024         33,463        120,391
 Dividend income from real estate investment trusts                      167,275              0        167,275              0
 Interest on short-term investments                                      674,152      1,267,905        395,081        676,114
                                                                     -----------    -----------    -----------     ----------

     Total investment income                                          13,240,801     12,669,027      7,211,683      6,364,470
                                                                     -----------    -----------    -----------     ----------
EXPENSES:
 Investment management fee                                             1,391,475      1,279,797        707,996        654,579
 Real estate taxes                                                     1,345,316      1,092,767        731,582        540,190
 Administrative expense                                                1,014,144        917,735        589,751        483,878
 Operating expense                                                     1,911,781      1,487,928      1,013,134        762,739
 Interest expense                                                              0        188,226              0         94,113
                                                                     -----------    -----------    -----------     ----------

     Total investment expenses                                         5,662,716      4,966,453      3,042,463      2,535,499
                                                                     -----------    -----------    -----------     ----------

NET INVESTMENT INCOME                                                  7,578,085      7,702,574      4,169,220      3,828,971
                                                                     -----------    -----------    -----------     ----------

REALIZED AND UNREALIZED LOSS ON
  INVESTMENTS
 Less:  Cost of real estate investments sold                                   0          3,632              0          1,407
                                                                     -----------    -----------    -----------     ----------

Net (loss) realized on real estate
     investments sold                                                          0         (3,632)             0         (1,407)
                                                                     -----------    -----------    -----------     ----------

Change in unrealized (loss) gain on real estate
  investments                                                           (214,908)     1,176,610       (103,393)       760,355
                                                                     -----------    -----------    -----------     ----------
NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                                    (214,908)     1,172,978       (103,393)       758,948
                                                                     -----------    -----------    -----------     ----------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                      $7,363,177     $8,875,552     $4,065,827     $4,587,919
                                                                     -----------    -----------    -----------     ----------
                                                                     -----------    -----------    -----------     ----------

                      SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF CHANGES IN NET ASSETS


                                                                                      SIX MONTHS
                                                                                        ENDED
                                                                                    JUNE 30, 1998                YEAR ENDED
                                                                                      (UNAUDITED)             DECEMBER 31, 1997
                                                                                    --------------            -----------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                                               $7,578,085                   $13,789,747
 Net loss realized on real estate investments sold                                            0                       306,040
 Net unrealized gain (loss)  from real estate investments                              (214,908)                    8,179,192
                                                                                   ------------                 -------------
         Net increase in net assets resulting from operations                         7,363,177                    22,274,979
                                                                                   ------------                 -------------
NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (6/30/98 -- 0 shares; 12/31/97 -- 0 shares)                                                0                             0
                                                                                   ------------                 -------------
NET INCREASE IN NET ASSETS                                                            7,363,177                    22,274,979

NET ASSETS -  Beginning of period                                                   219,531,773                   197,256,794
                                                                                   ------------                 -------------

NET ASSETS -  End of period                                                        $226,894,950                  $219,531,773
                                                                                   ------------                 -------------
                                                                                   ------------                 -------------

                     SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                     SIX MONTHS                     SIX MONTHS
                                                                                       ENDED                           ENDED
                                                                                   JUNE 30, 1998                  JUNE 30, 1997
                                                                                   ------------                 ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                                $7,363,177                    $8,875,552
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss (gain) on investments                                 214,908                    (1,172,978)
 Decrease (Increase) in:
    Other assets                                                                       (202,376)                     (537,506)
    Dividend Receivable                                                                 146,999                             0
 (Decrease) Increase in:
    Obligations under capital lease                                                           0                      (188,224)
    Accounts payable and accrued expenses                                               327,534                      (305,940)
    Due to affiliates                                                                    43,992                        28,014
    Other liabilities                                                                    81,943                        86,918
                                                                                    -----------                 -------------

         Net cash flows from operating activities                                     7,976,177                     6,785,836
                                                                                    -----------                 -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
   Additions to real estate                                                          (2,796,827)                     (378,290)
 Sale of marketable securities                                                        7,576,206                     8,493,890
                                                                                    -----------                 -------------

         Net cash flows from investing activities                                     4,779,379                     8,115,600
                                                                                    -----------                 -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              12,755,556                    14,901,436

CASH AND CASH EQUIVALENTS - Beginning of period                                      12,880,560                    20,738,204
                                                                                    -----------                 -------------

CASH AND CASH EQUIVALENTS - End of period                                           $25,636,116                   $35,639,640
                                                                                    -----------                 -------------
                                                                                    -----------                 -------------

                        SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS


                                                                      JUNE 30,1998  (UNAUDITED)             DECEMBER 31,1997
                                                                   ------------------------------  ------------------------------
                                                                                     ESTIMATED                        ESTIMATED
                                                                                      MARKET                            MARKET
                                                                        COST          VALUE            COST             VALUE
                                                                   ------------------------------  ------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                      81.6%                           82.6%

Location                      Description
---------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                     Office Building                      $19,830,501      $11,824,626    $17,916,983      $10,278,959
Atlanta, GA                   Garden Apartments                     15,465,904       15,506,000     15,446,293       15,100,000
Pomona, CA                    Warehouse                             23,720,841       19,398,283     23,637,049       19,504,612
Roswell, GA                   Retail Shopping Center                32,111,090       28,129,001     31,858,198       29,547,042
Morristown, NJ                Office Building                       19,087,899       11,355,985     18,931,914       10,805,918
Bolingbrook, IL               Warehouse                              8,948,028        7,200,000      8,948,028        7,100,000
Farmington Hills, MI          Garden Apartments                     13,657,382       14,804,562     13,641,971       14,805,258
Raleigh, NC                   Garden Apartments                     15,818,112       16,509,983     15,804,860       16,525,751
Nashville, TN                 Office Building                        8,641,547       10,167,097      8,613,828        9,611,329
Oakbrook Terrace, IL          Office Complex                        12,725,366       15,750,000     12,725,366       14,100,000
Beaverton, OR                 Office Complex                        10,728,617       11,200,000     10,728,285       10,700,000
Salt Lake City, UT            Industrial Building                    5,388,134        5,350,000      5,388,134        5,350,000
Aurora, CO                    Industrial Building                    8,801,944        8,419,006      8,540,585        8,400,000
Brentwood, TN                 Office Complex                         9,541,711        9,500,000      9,488,755        9,488,755
                                                                  ------------------------------- -------------------------------
                                                                  $204,467,076     $185,114,543   $201,670,248     $181,317,624
                                                                  ------------------------------- -------------------------------
                                                                  ------------------------------- -------------------------------

REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                       5.0%                            5.7%
---------------------------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)                              $10,000,005      $11,308,805    $10,000,005      $12,523,805
                                                                  ------------    -------------   ------------      -----------
                                                                  ------------    -------------   ------------      -----------

                                                                             JUNE 30,1998               DECEMBER 31, 1997
                                                                   -----------------------------  -------------------------------
                                                                                      ESTIMATED                       ESTIMATED
                                                                         FACE          MARKET            FACE          MARKET
                                                                        AMOUNT         VALUE            AMOUNT         VALUE
                                                                   -----------------------------  -------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                              2.8%                            6.4%
(See pages 11 to 12 for details)
Description
---------------------------------------------------------------------------------------------------------------------------------
Marketable Securities                                               $6,375,000       $6,395,215    $13,939,000      $13,971,421
                                                                  ------------    -------------   ------------      -----------
                                                                  ------------    -------------   ------------      -----------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                         11.3%                            5.9%
(See pages 11 to 12 for details)
Description
---------------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                                          $25,707,267      $25,636,116    $12,918,158      $12,880,560
                                                                  ------------    -------------   ------------      -----------
                                                                  ------------    -------------   ------------      -----------


                      SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS
                                     (UNAUDITED)

                                                                                              JUNE 30, 1998
                                                                                -----------------------------------------
                                                                                    FACE                      ESTIMATED
                                                                                   AMOUNT                    MARKET VALUE
                                                                                ------------                -------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                        2.8%
FCC National Bank, 5.55%, July 2, 1998                                          $1,025,000                    $1,024,202
Chrysler Financial Corp., 6.28%, July 17, 1998                                     500,000                       501,075
Corestates Bank, N.A., 5.63%, October 16, 1998                                   1,000,000                     1,000,000
Federal Home Loan Banks, 5.76%, December 29, 1998                                  150,000                       150,104
American Express Credit Corp., 7.375%, February 1, 1999                            325,000                       329,342
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999                     1,000,000                       999,520
Federal National Mortgage Assoc., 5.33%, February 12, 1999                         100,000                        99,703
International Lease Finance Corp., 7.50%, March 1, 1999                            500,000                       508,250
General Motors Acceptance Corp., 6.04%, March 19, 1999                           1,000,000                     1,003,480
International Lease Finance Corp., 6.625%, April 1, 1999                           375,000                       377,419
CIT Group Holdings, Inc., 6.375%, May 21, 1999                                     400,000                       402,120
                                                                               -----------                  ------------

TOTAL MARKETABLE SECURITIES                                                     $6,375,000                    $6,395,215
                                                                               -----------                  ------------
                                                                               -----------                  ------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                   11.3%

General Motors Acceptance Corp., 5.57%, July 2, 1998                              $335,000                      $334,223
Sarah Lee Corp., 5.85%, July 2, 1998                                             1,450,000                     1,449,293
Fortune Brands Inc., 5.80%, July 6, 1998                                         1,450,000                     1,448,365
General Mills Inc., 5.55%, July 7, 1998                                          1,200,000                     1,197,595
Potomac Electric Power Co., 5.6%, July 7, 1998                                   1,450,000                     1,446,842
BBL North America, Inc., 5.80%, July 8, 1998                                       285,000                       284,382
General Mills Inc., 5.38%, July 8, 1998                                            250,000                       249,238
GTE Corp., 5.66%, July 8, 1998                                                     750,000                       748,231
GTE Corp., 5.68%, July 8, 1998                                                     563,000                       561,845
H.J. Heinz Co., 5.56%, July 8, 1998                                              1,400,000                     1,396,973
Abbott Laboratories, 5.68%, July 9, 1998                                          800,000                       798,359
Ameritech Corp., 5.8%, July 9, 1998                                              1,127,000                     1,125,184
IBM Credit Corp., 5.5%, July 9, 1998                                             1,346,000                     1,340,036
Paccar Financial Corp., 5.5%, July 9, 1998                                       1,200,000                     1,194,500
Paccar Financial Corp., 5.6%, July 9, 1998                                         250,000                       249,378
John Hancock Capital Corp., 5.6%, July 10, 1998                                    525,000                       523,612
J.P. Morgan and Co., Inc., 5.55%, July 13, 1998                                  1,450,000                     1,445,753
Dresser Industries, Inc., 5.55%, July 14, 1998                                     210,000                       209,126
E.I. DuPont De Nemours & Co., Inc., 5.6%, July 14, 1998                            408,000                       407,111
Lehman Brothers Holdings, Inc., 5.65%, July 15, 1998                             1,000,000                       997,646
Lehman Brothers Holdings, Inc., 5.62%, July 17, 1998                                98,000                        97,633
Bank of New York Co., Inc., 5.53%, July 21, 1998                                 1,398,000                     1,387,477
General Electric Capital Corp., 5.6%, July 22, 1998                              1,050,000                     1,046,243
Colonial Pipeline Co., 5.6%, July 24, 1998                                         156,000                       155,248
Bell Atlantic Fin. Services Inc., 5.55%, July 27, 1998                           1,470,000                     1,462,748
Commercial Credit Co., 5.58%, July 28, 1998                                      1,450,000                     1,442,808
                                                                               -----------                  ------------
TOTAL CASH EQUIVALENTS                                                          23,071,000                    22,999,849

CASH                                                                             2,636,267                     2,636,267
                                                                               -----------                  ------------

TOTAL CASH AND CASH EQUIVALENTS                                                $25,707,267                   $25,636,116
                                                                               -----------                  ------------
                                                                               -----------                  ------------

                          SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

                 THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                SCHEDULE OF INVESTMENTS

                                                                                           DECEMBER 31, 1997
                                                                               -----------------------------------------
                                                                                   FACE                      ESTIMATED
                                                                                  AMOUNT                    MARKET VALUE
                                                                               -----------                --------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                        6.4%
International Lease Finance Corp., 5.92%, January 15, 1998                        $500,000                      $499,083
Smith Barney Holding Inc., 5.70%, January 28, 1998                               1,304,000                     1,285,475
Suntrust Banks, 8.875%, February 1, 1998                                         1,500,000                     1,517,880
Chase Manhattan Bank, 5.75%, February 10, 1998                                   2,000,000                     2,000,000
Beneficial Corp., 9.125%, February 15, 1998                                        700,000                       705,948
Citicorp, 10.15%, February 15, 1998                                                200,000                       207,324
General Motors Acceptance Corp., 5.9%, February 19, 1998                           985,000                       994,545
General Motors Acceptance Corp., 5.9875%, February 23, 1998                      1,300,000                     1,299,363
American General Finance Corp., 7.25%, March 1, 1998                               500,000                       507,880
Commercial Credit Co., 5.7%, March 1, 1998                                         375,000                       375,199
Associates Corp. of North America, 7.3%, March 15, 1998                            400,000                       406,635
International Lease Finance Corp., 5.75%, March 15, 1998                           400,000                       399,940
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                                   500,000                       499,855
Royal Bank of Canada, 5.91%, June 17, 1998                                       2,000,000                     1,998,853
FCC National Bank, 5.75281%, July 2, 1998                                        1,025,000                     1,024,202
General Mills Inc., 5.38%, July 8, 1998                                            250,000                       249,238
                                                                               -----------                  ------------

TOTAL MARKETABLE SECURITIES                                                    $13,939,000                   $13,971,421
                                                                               -----------                  ------------
                                                                               -----------                  ------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                    5.9%

Barnett Bank, Inc., 6.70%, January 2, 1998                                      $1,235,000                    $1,234,540
American Greetings Corp., 6.26%, January 5, 1998                                 1,250,000                     1,247,179
Xerox Capital, 5.85%, January 6, 1998                                            1,000,000                       995,775
Nike Inc., 6.10%, January 8, 1998                                                1,215,000                     1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                                   1,000,000                       996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                                 750,000                       747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                                1,000,000                       994,313
Bank of Montreal, 5.90%, January 16, 1998                                        1,000,000                     1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                             1,000,000                       993,175
General Electric Capital Corp., 5.74%, February 9, 1998                          1,000,000                       990,593
                                                                               -----------                  ------------

TOTAL CASH EQUIVALENTS                                                          10,450,000                    10,412,402

CASH                                                                             2,468,158                     2,468,158
                                                                               -----------                  ------------

TOTAL CASH AND CASH EQUIVALENTS                                                $12,918,158                   $12,880,560
                                                                               -----------                  ------------
                                                                               -----------                  ------------

                        SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

                         NOTES TO FINANCIAL STATEMENTS OF
              PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                 JUNE 30, 1998
                                  (UNAUDITED)


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1997 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in estimated market value net assets of the Partnership. The amount available under this commitment for property purchases as of June 30, 1998 is approximately $45 million.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 1998 and 1997 management fees incurred by the Partnership were $1,391,475 and $1,279,797 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 1998, and 1997 were $58,064 and $57,281, respectively, and are classified as Administrative Expenses in the Statements of Operations.


NOTE 4:  ACCRUED INVESTMENT INCOME AND OTHER ASSETS

Cash of $116,775 and $128,089 at June 30, 1998 and December 31, 1997,
respectively, was maintained by the properties for tenant security deposits and is included in Accrued Investment Income and Other Assets on the Statement of Assets and Liabilities.

PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THROUGHOUT THE PERIOD)


                                            01/01/98      03/31/98    01/01/97     01/01/96    01/01/95     01/01/94   01/01/93
                                                TO            TO          TO           TO          TO           TO         TO
                                             6/30/98       6/30/98    12/31/97     12/31/96    12/31/95     12/31/94   12/31/93
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
Rent from properties                       $  1.0437     $  0.5584   $  1.8216    $  1.9173   $  1.6387    $  1.2754  $  1.1659
Income from interest in properties         $  0.0029     $  0.0029   $  0.0367    $  0.0510   $  0.0527    $  0.1838  $  0.2139
Interest on mortgage loans                 $  0.0000     $  0.0000   $  0.0000    $  0.0000   $  0.0000    $  0.0082  $  0.0755
Dividend income from real estate
 investment trusts                         $  0.0141     $  0.0141   $  0.0134    $  0.0000   $  0.0000    $  0.0000  $  0.0000
Interest from short-term investments       $  0.0569     $  0.0333   $  0.1946    $  0.1795   $  0.2199    $  0.1226  $  0.0549
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------

INVESTMENT INCOME                          $  1.1176     $  0.6087   $  2.0663    $  2.1478   $  1.9113    $  1.5900  $  1.5102
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------

Investment management fee                  $  0.1173     $  0.0595   $  0.2229    $  0.2097   $  0.1936    $  0.1786  $  0.1673
Real estate tax expense                    $  0.1135     $  0.0617   $  0.1864    $  0.1991   $  0.1602    $  0.1399  $  0.1465
Administrative expenses                    $  0.0856     $  0.0498   $  0.1963    $  0.1569   $  0.1484    $  0.1103  $  0.1187
Operating expenses                         $  0.1614     $  0.0856   $  0.2782    $  0.2442   $  0.1546    $  0.1332  $  0.1209
Interest expense                           $  0.0000     $  0.0000   $  0.0186    $  0.0412   $  0.0381    $  0.0255  $  0.0236
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
EXPENSES                                   $  0.4779     $  0.2567   $  0.9024    $  0.8511   $  0.6949    $  0.5875  $  0.5770
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------

NET INVESTMENT INCOME                      $  0.6397     $  0.3520   $  1.1639    $  1.2967   $  1.2164    $  1.0025  $  0.9332
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------

Net realized loss on investments sold      $  0.0000     $  0.0000   $  0.0258    $ (0.1323)  $  0.0000    $ (0.0966) $ (0.1816)
Net unrealized gain/(loss)
 on investments                            $ (0.0081)    $ (0.0087)  $  0.6903    $ (0.2695)  $  0.0581    $  0.2169  $  0.0152
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                 $ (0.0081)    $ (0.0087)  $  0.7162    $ (0.4018)  $  0.0581    $  0.1203  $ (0.1664)
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------

Net increase/(decrease) in share value     $  0.6215     $  0.3432   $  1.8800    $  0.8949   $  1.2745    $  1.1228  $  0.7668

Share Value at beginning of period         $ 18.5286     $ 18.8069   $ 16.6486    $ 15.7537   $ 14.4792    $ 13.3564  $ 12.5896
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
Share Value at end of period               $ 19.1501     $ 19.1501   $ 18.5286    $ 16.6486   $ 15.7537    $ 14.4792  $ 13.3564
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------
                                           ---------     ---------   ---------    ---------   ---------    ---------  ---------

Ratio of expenses to average net assets        2.55%         1.35%       5.16%        5.26%       4.62%        4.27%      4.44%

Ratio of net investment income to
 average net assets                            3.41%         1.86%       6.66%        8.01%       8.08%        7.29%      7.17%

Number of shares outstanding at
 end of period (000's)                        11,848        11,848      11,848       11,848      12,037       12,241     13,031

ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1 .

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

(a) Liquidity and Capital Resources

As of June 30, 1998, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities (excluding the Partnership's shares in Meridian Industrial Trust REIT) were $32 million; an increase of $5.1 million from $26.9 million as of December 31, 1997. The increase is due primarily to cash received from the operations of the Partnership's properties and interest income received from short-term investments.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investment is approximately $45 million as of June 30, 1998.

The Partnership will generally invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investments in cash and short-term obligations. At June 30, 1998, 13.89% of the Partnership's assets consisted of cash, cash equivalents and marketable securities (excluding the REIT shares).

Withdrawals from cash may be made during the remainder of 1998 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. As of June 30, 1998 the Partnership has adequate liquidity.

(b) Results of Operations

The Partnership's net investment income for the first six months of 1998 was $7.6 million, level with $7.7 million for the corresponding period of 1997.

Net investment income from property operations for office buildings for the first six months of 1998 increased 10.3% or $0.3 million from the prior year. This was primarily due to an increase in income generated by the acquisition of the Brentwood, TN office building in the fourth quarter of 1997, and an increase in income at the Morristown, NJ office building due to a tenant lease buyout. Net investment income from industrial properties decreased 23% or $0.3 million from the prior year due to the sale of the Partnership's investments of four Jacksonville, FL warehouses in September, 1997.

The Partnership's income unrelated to specific properties (which is mainly interest income from short-term investments) for the period ended June 30, 1998 amounted to $0.7 million compared to $1.3 million in the corresponding period in 1997. This was due to a smaller balance held in Cash and Cash Equivalents through the first six months of 1998 compared to the corresponding period in 1997.

The Partnership experienced a net unrealized loss for the first six months in 1998 of $0.2 million, a decrease of $1.4 million from the unrealized gain of $1.2 million in the corresponding period of the prior year. In 1998, the office sector of the portfolio had a net unrealized gain of $2.7 million due to generally higher market rental rates in four of the portfolios' office centers. This gain was offset by an unrealized loss of $1.7 million at the Atlanta, GA retail center due to differing appraisal assumptions regarding the general investment market for this asset, as well as the unrealized loss of $1.2 million from the portfolio's holdings in Meridian Industrial Trust which is a self-administered and self-managed equity real estate investment trust.

(c) Contingent Transactions

The Farmington, MI office complex and the Pomona, CA industrial complex are currently being marketed for sale.

                                       PART II


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          The following table presents sales of the Variable Contract Real Property Account since May 2, 1998, the effective date of the registration statement (SEC file number 33-20018).

                              For the account of the Company
                              ------------------------------

                              AGGREGATE
                              OFFERING PRICE                   AGGREGATE
                              OF AMOUNT                        OFFERING PRICE
                              REGISTERED        AMOUNT SOLD    OF AMOUNT SOLD
                              --------------   -------------   --------------

           Variable Contract
             Real Property
              Account*         $150,000,000      20,746,496     1.2471

           * Securities are not issued or sold in predetermined units.

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





                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                    in respect of
                          Pruco Life of New Jersey Variable
                            Contract Real Property Account

                      -----------------------------------------





Date:         August 14, 1998                    By: /s/ Esther H. Milnes
          ---------------------                      ---------------------------
                                                     Esther H. Milnes
                                                     President and Director





Date:         August 14, 1998                    By: /s/ James Schlomann
          ---------------------                      ---------------------------
                                                     James Schlomann
                                                     Vice President, Comptroller
                                                      and Chief Accounting
                                                      Officer