Form 10-K
period 1998-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1999-03-29
CIK 829114

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-K

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                 OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 33-20018


            PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                        IN RESPECT OF

            PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
            ------------------------------------------
                     REAL PROPERTY ACCOUNT
                     ---------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW JERSEY                                    22-2426091
-----------------------------         -------------------------------
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



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                 YES  X   NO
                                                             -----

             PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT
                     REAL PROPERTY ACCOUNT
                         (REGISTRANT)
                             INDEX
                           ---------

ITEM                                                                       PAGE
NO.                                                                        NO.
----                                                                       ----
     COVER PAGE

     INDEX                                                                 2

PART I

1.   BUSINESS                                                              3

2.   PROPERTIES                                                            4

3.   LEGAL PROCEEDINGS                                                     4

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   4

PART II

5.   MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER
     MATTERS                                                               5

6.   SELECTED FINANCIAL DATA                                               5

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                             6

7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            15

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           16

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE                                              16

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    17

11.  EXECUTIVE COMPENSATION                                                18

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        18

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        18

PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K      19

     EXHIBIT INDEX                                                         19

     SIGNATURES                                                            21

                                       2

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

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, agricultural land, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership's assets are generally held in cash or invested in liquid instruments and securities, although the Partners reserve discretion to increase this amount to meet partnership liquidity requirements. The remainder of the Partnership's assets are invested in other types of real estate-related investments, including conventional, non participating mortgage loans or real estate investment trusts.

         Office Properties - The Partnership owns office properties in Lisle and Oakbrook Terrace, IL; Morristown, NJ; Nashville and Brentwood, TN; and Beaverton, OR. Total square footage owned is approximately 567,000 of which 97% or 549,000 square feet are leased between 1 and 10 years.

         Apartment Complexes - The Partnership owns apartment complexes in Atlanta, GA and Raleigh, NC. There are a total of 490 apartment units available of which 95% or 463 units are leased. Lease agreements range from month to month to one year.

         Retail Property - The Partnership owns a shopping center in Roswell, GA. The property is located approximately 22 miles north of downtown Atlanta on a 30 acre site. The square footage is approximately 297,000 of which 98% or 289,000 square feet is leased between 1 and 11 years.

         Industrial Properties - The Partnership owns warehouses and distri-bution centers in Bolingbrook, IL; Aurora, CO; and Salt Lake City, UT. Total square footage owned is approximately 685,000 of which 60% or 413,719 square feet are leased between 2 and 6 years.

         Investment in Real Estate Trust - The Partnership owns 506,894 shares of Meridian Industrial Trust, Inc. Meridian is a self-administered and self-managed equity real estate investment trust (REIT) engaged in owning, operating, and leasing high quality, modern industrial properties nationwide.

The Partnership's investments are maintained so as to meet the diversification requirements set forth in Treasury Regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h), requires among other things that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership gross assets as of the prior fiscal year.

For information regarding the Partnership's investments, operations, and other significant events, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES

Not Applicable.

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

As of March 9, 1999, there were approximately 3,458 contract owners of record investing in the Real Property Account.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                    1998          1997            1996           1995            1994
                                               -------------- -------------  -------------  -------------  -------------
RESULTS OF OPERATIONS:

Net investment income                          $  15,833,513   $ 13,789,747   $ 15,419,518   $ 14,720,271  $ 12,848,199
Net realized and unrealized gain
 (loss) on investment in Partnership               4,795,111      8,485,232     (4,784,583)       661,623     1,339,443
                                               -------------- -------------  -------------  -------------  -------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                               $  20,628,624   $ 22,274,979   $ 10,634,935   $ 15,381,894  $ 14,187,642
                                               -------------- -------------  -------------  -------------  -------------
                                               -------------- -------------  -------------  -------------  -------------

FINANCIAL POSITION:

                                                                                 December 31,
                                               -------------------------------------------------------------------------
                                                   1998           1997           1996           1995           1994
                                               ------------   ------------   ------------   ------------   -------------
Total Assets                                   $244,249,272   $222,745,135   $204,156,040   $196,993,758   $183,119,986
                                               ------------   ------------   ------------   ------------   -------------
                                               ------------   ------------   ------------   ------------   -------------
Long-Term Lease Obligation                     $          0   $          0   $  4,072,677   $  3,882,421   $  3,804,836
                                               ------------   ------------   ------------   ------------   -------------
                                               ------------   ------------   ------------   ------------   -------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Pruco Life of New Jersey Variable Contract Real Property Account (the "Account") are invested in the Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners").

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited financial statements and the accompanying footnotes and other financial information included elsewhere herein.


(a)      LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $73.5 million, an increase of $46.7 million from December 31, 1997. This increase was due to net proceeds from the sales of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI. In addition, continuing operations from the Partnership's investment properties contributed $20.6 million to cash during 1998. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership generally holds approximately 10% of its assets in cash or invested in liquid instruments and securities, however, its investment policy allows up to 30% investment in cash and short-term obligations. At December 31, 1998, 30% of the Partnership's assets consisted of cash, cash equivalents and marketable securities.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 1998, Prudential's equity interest in the Partnership under this commitment was $51 million. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.

The Partners made no withdrawals during 1998; however, on February 1, 1999, the Partners made a $30 million withdrawal from excess cash. Additional withdrawals may be made by the Partners during 1999 based upon the percentage of assets invested in short-term obligations, and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During 1998, the Partnership spent $5.7 million in capital expenditures for tenant alterations, and improvements in land and buildings. The majority of the capital expenditures were made to reconfigure the Lisle, IL office building for multi-tenant capability as it was previously occupied by a single tenant.

(b)      RESULTS OF OPERATIONS

The following is a brief discussion of the Partnership's results of operations for the years ended December 31, 1998, 1997 and 1996.


1998 VS. 1997

The following table presents a comparison of the Partnership's property results of operations, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1998 and December 31, 1997.

                                                YEAR ENDED DECEMBER 31,
                                                1998               1997
                                         ------------------   -----------------
NET INVESTMENT INCOME:

Office properties                              $ 7,269,613         $ 5,499,107
Apartment complexes                              4,493,384           3,891,465
Retail property                                  2,702,234           2,856,357
Industrial properties                            1,325,320           2,138,111
Income from interest in properties                  33,462             435,296
Dividend income from real
  estate investment trust                          669,100             158,184
Other (including interest income,
  investment management fee, etc.)               (659,600)         (1,188,773)

                                         ------------------   -----------------
TOTAL NET INVESTMENT INCOME                   $ 15,833,513        $ 13,789,747
                                         ------------------   -----------------

                                                YEAR ENDED DECEMBER 31,
                                                1998                1997
                                         ------------------   -----------------
REALIZED AND UNREALIZED GAIN(LOSS)
  ON INVESTMENTS:

Office properties                               $3,034,542          $1,897,749
Apartment complexes                              2,387,054           1,053,061
Retail property                                 (1,312,296)          1,109,099
Industrial properties                            1,563,429           1,616,942
Interest in properties                              91,538             284,581
Real estate investment trust                      (969,156)          2,523,800
                                         ------------------   -----------------
TOTAL NET REALIZED AND UNREALIZED GAIN
ON INVESTMENTS                                  $4,795,111          $8,485,232
                                         ------------------   -----------------

The Partnership's net investment income for 1998 was $15.8 million, an increase of $2.0 million from the prior year. This increase was primarily the result of increased revenues from real estate and improvements partially offset by increased operating expenses.

Revenue from real estate and improvements was $24.6 million in 1998, an increase of $3.0 million, or 13.9%, from 1997. This increase was primarily due to higher occupancy at the Lisle, IL office building and the Aurora, CO distribution center coupled with increased rental rates on other properties.

Interest on short-term investments decreased $0.4 million from 1997. This was primarily due to lower average cash and cash equivalent balances during 1998 compared to the prior year. Cash and cash equivalents through the third quarter of 1998 averaged approximately $30.0 million, but increased significantly in the last quarter of 1998 due to the sale of two properties in Pomona, CA and Farmington Hills, MI.

Property operating expenses increased $0.8 million, or 23.5%, from 1997. This increase was due primarily to a full year's operating costs (i.e. electricity, repair and maintenance, water, etc.) for one of the Brentwood, TN properties which was acquired in late 1997, in addition to operating expenses incurred by the Partnership on vacant properties.

Administrative expenses decreased $0.3 million or 16.1%. This decrease was due primarily to a reduction in legal expenses.

There was no interest expense during 1998 due to the Partnership's exercise of its purchase option under the capital lease obligation.


OFFICE PROPERTIES

In 1998, net investment income from property operations for the office properties increased $1.8 million, or 32.2%, from prior year. This increase was primarily due to a full year's net investment income for one of the Brentwood, TN properties which was acquired in late 1997, as well as the leasing of vacant space in the Lisle, IL office property.

Office properties experienced a net unrealized gain of $3.0 million in 1998 due to improving office market conditions in most of the geographical areas where the Partnership has office properties, particularly, the Oakbrook Terrace, IL office property in suburban Chicago.

Occupancy at the Beaverton, OR; Oakbrook Terrace, IL; and Brentwood, TN properties remained at 100% as of December 31, 1997 while occupancy at the Lisle, IL office property increased from 37% to 96% at December 31, 1998. Occupancy at the Morristown, NJ property decreased from 99% to 86%.


APARTMENT COMPLEXES

Net investment income from property operations for the apartment complexes increased $0.6 million, or 15.5%, from 1997. The majority of this increase was due to increased rental rates at the Atlanta, GA apartment complex.

Holdings in the Partnership's two apartment complexes experienced a net unrealized gain of $0.6 million during 1998. The Atlanta, GA property was the largest contributor to the gain as it appreciated $0.4 million. The gain was attributable to increased rental rates at the property. The Raleigh, NC property experienced a net unrealized gain of $0.2 million due to increased occupancy rates. The Farmington Hills, MI property was sold on October 7, 1998 for a price of $16.9 million, which resulted in a realized gain of $1.7 million.

At the end of December 31, 1998, occupancy at the Atlanta, GA and Raleigh, NC apartment complex was 96% and 93%, respectively.

RETAIL PROPERTIES

In 1998, the retail center experienced a net unrealized loss of $1.3 million, which is a reflection of lower rents. Occupancy at the shopping center was 98% at December 31, 1998, which was an increase of 2% from the prior year.


INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased $0.8 million, or 38.0%, from 1997. The decrease was attributable to the sale of Pomona Industrial Park, which accounted for 82% of the decrease.

The three industrial properties experienced a net unrealized gain of $0.3 million during 1998. The Pomona, CA property was sold on December 17, 1998 for $21.4 million, which resulted in a realized gain of $1.2 million.

Occupancy at the Bolingbrook, IL property remained unchanged at 100%. Occupancy at the Salt Lake City, UT and Aurora, CO property increased to 33.6% and 46%, respectively from prior year.


REAL ESTATE INVESTMENT TRUST

On September 24, 1997 the Partnership acquired 506,894 shares of Meridian Industrial REIT. Dividend income from the REIT increased $0.5 million from 1997.

The Partnership held 506,894 shares of Meridian Industrial REIT throughout 1998. As of December 31, 1998, the REIT shares experienced an unrealized loss of $1.0 million. The Valuation Unit of Prudential applies a 3% discount to the market value of the REIT shares. This discount is applied because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.


OTHER

Other net investment loss, which includes interest income from short-term investments, investment management fees, and expenses not related to property activities, narrowed by $0.5 million. The improved result was due to increased investment management fee in addition to a reduction in administrative expenses.


1997 VS. 1996

The following table presents a comparison of the Partnership's property results of operations, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1997 and December 31, 1996.

                                                YEAR ENDED DECEMBER 31,
                                               1997                 1996
                                        ------------------    ------------------
NET INVESTMENT INCOME:

Office properties                             $ 5,499,107           $ 5,817,497
Apartment complexes                             3,891,465             3,925,750
Retail property                                 2,856,357             3,129,390
Industrial properties                           2,138,111             3,188,769
Income from interest in properties                435,296               606,558
Dividend income from real
  estate investment trust                         158,184                     -
Other (including interest income,
  investment management fee, etc.)            (1,188,773)           (1,248,446)
                                        ------------------    ------------------
TOTAL NET INVESTMENT INCOME                  $ 13,789,747          $ 15,419,518
                                        ------------------    ------------------

REALIZED AND UNREALIZED GAIN
  ON INVESTMENTS:
Office properties                              $1,897,749          ($1,654,344)
Apartment complexes                             1,053,061             1,209,970
Retail property                                 1,109,099           (3,786,554)
Industrial properties                           1,616,942             (553,655)
Interest in properties                            284,581                     -
Real estate investment trust                    2,523,800                     -
                                        ------------------    ------------------
TOTAL NET REALIZED AND UNREALIZED
GAIN ON INVESTMENTS                           $ 8,485,232          ($4,784,583)
                                        ------------------    ------------------

The Partnership's net investment income for 1997 was $13.8 million, a decrease of $1.6 million from 1996. This decrease was primarily the result of market conditions in the industrial properties.

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouse properties (the unit warehouses). Income from this source was $0.4 million in 1997, a decrease of 28.2% from 1996. This decrease was attributable to the sale of the Partnership's interest in these properties on September 30, 1997.

Administrative expenses on the Statement of Operations include both those related to property operations and the administration of the Partnership. Property administrative expenses in 1997 were $2.0 million, an increase of $0.4 million, or 21.5%, from 1996. This increase was primarily due to the acquisition of three new properties as well as a full year of administrative expenses for a property acquired at the end of 1996. Administrative expenses related to the Partnership were $0.3 million in 1997, an increase of $0.1 million, or 49.7%, from 1996. Increased legal reserves relating to potential litigation contributed to the majority of the variance.

Property operating expenses for 1997 were $3.3 million, an increase of $0.4 million, or 13.5%, from 1996. This increase was primarily due to a full year of ownership in 1997 of the office property in Beaverton, OR, and expenses incurred in 1997 for new acquisitions, such as, the industrial buildings in Salt Lake City, UT and Aurora, CO. Together these three properties contributed $0.3 million to the increased operating expenses. The acquisition of the office building in Brentwood, TN contributed $0.1 million to the increase.


OFFICE PROPERTIES

Net investment income from property operations for the office properties in 1997 was $5.5 million. This was a decrease of $0.3 million or 5.5% from 1996.

The office properties experienced a net unrealized gain of $1.9 million in 1997. The office property in Oakbrook Terrace, IL experienced the largest unrealized gain that was attributable to the improving office market conditions in suburban Chicago. In addition, the Morristown, NJ and Brentwood, TN office properties also experienced net unrealized gains of $0.5 million and $0.6 million, respectively.

The Partnership acquired a second office property in Brentwood, TN. The 97,378 square foot suburban office building was acquired on September 15, 1997 for $9.5 million. Occupancy at the time of acquisition, was at maximum capacity.

Occupancy at the Beaverton, OR; Oakbrook Terrace, IL; and Brentwood, TN properties remained unchanged from December 31, 1996 at 100% . Occupancy at the Morristown, NJ property increased from 93% to 100% while occupancy at the Lisle, IL office property dropped from 100% to 37% in 1997.


APARTMENT COMPLEXES

In 1997, net investment income from apartment property operations was $3.9 million which was unchanged from the prior year.

The three apartment communities experienced a net unrealized gain of $1.0 million during 1997. The Atlanta, GA property was the largest contributor to the gain as it appreciated $1.3 million. This gain was attributable to increased rental rates and occupancy at the property. The Raleigh, NC community had a net unrealized loss of $0.4 million due to the appraisal assumptions concerning above market rentals expiring and subsequently renewing at lower market rates.

Weighted average occupancy at the Partnership's residential communities increased from 93.1% to 94.3% from December 31, 1996. Occupancy at the Atlanta, GA and Farmington Hills, MI communities improved from 93% and 89%, respectively, as of December 31, 1996 to 99% and 93%, respectively, at year end 1997. Occupancy at the Raleigh, NC community decreased from 97% to 91% in 1997.


RETAIL PROPERTIES

Net investment income for the Partnership's retail property decreased by $0.3 million, or 8.7%, to $2.9 million in 1997. This decrease was primarily the result of decreased occupancy at the shopping center earlier in the year. The shopping center was 96% occupied as of December 31, 1997, unchanged from the prior year.

The retail center experienced an unrealized gain of $1.1 million. This was a result of changes in the assumed capital needs of the property and the leasing of vacant spaces in the third and fourth quarters which stabilized future cash flows and brought occupancy back up to 96%.


INDUSTRIAL PROPERTIES

In 1997, net investment income from industrial property operations was $2.1 million, a decrease of $1.0 million, or 32.9%, in 1996. The decline was attributable to the sale of the industrial complex in Azusa, CA, in April 1996, which accounted for $0.6 million of the decrease. The sale of the Partnership's investment in the Jacksonville, FL industrial properties, in September 1997, also contributed to the decline in net investment income. For properties held for comparable periods in 1997 and 1996, net investment income was $2.0 million and $1.9 million, respectively.

The Partnership acquired three industrial properties in 1997. The first acquisition was a 182,500 square foot building in Salt Lake City, UT for $5.4 million. The second acquisition was a two building 277,500 square foot facility in Aurora, CO for $8.5 million. As of December 31, 1997, both properties were vacant. The third acquisition was the land under the Partnership's existing Pomona CA, industrial complex. The Partnership acquired the land under a purchase option for $3.5 million.

The industrial properties (including the recently purchased land) had $1.9 million of net unrealized appreciation in 1997. The largest single gain of $1.7 million was attributable to the purchase of the land under the Pomona, CA property. The Salt Lake City, UT and Aurora, CO properties experienced negative net appreciation as a result of softer market conditions.

As of December 31, 1997 occupancy at the Partnership's Pomona, CA and Bolingbrook, IL industrial properties remained unchanged from December 31,1996 at 100%. As of December 31, 1997, both the Salt Lake City, UT and Aurora, CO properties were 100% vacant.

The partnership sold its interest in the Jacksonville, FL warehouses for net sales proceeds of $6.3 million, resulting in a gain of $0.3 million.


REAL ESTATE INVESTMENT TRUST

Dividend income from REITs totaled $0.1 million in 1997. The Partnership acquired 506,894 shares Meridian for $10.0 million on September 24, 1997. Meridian is a self-administered and self-managed equity real estate investment trust engaged in owning, operating, and leasing high quality, modern industrial properties nationwide. As of December 31, 1997, these shares experienced a $2.5 million net unrealized gain.

(c)      PER SHARE INFORMATION

Following is an analysis of the Partnership's net investment income and net realized and unrealized gain (loss) on investments, presented on a per share basis:




                                                       01/01/98             01/01/97         01/01/96
                                                          to                   to               to
                                                       12/31/98             12/31/97         12/31/96
                                                       --------             --------         --------
Revenue from real estate and improvements              $ 2.0739             $ 1.8216         $ 1.9173
Income from interest in properties                     $ 0.0028             $ 0.0367         $ 0.0510
Dividend income from real estate investment
  trusts                                               $ 0.0565             $ 0.0134         $ 0.0000
Interest on short-term investments                     $ 0.1594             $ 0.1946         $ 0.1795
                                                       --------             --------         --------

TOTAL INVESTMENT INCOME                                $ 2.2926             $ 2.0663         $ 2.1478
                                                       --------             --------         --------

Investment management fee                              $ 0.2448             $ 0.2229         $ 0.2097
Real estate taxes                                      $ 0.2031             $ 0.1864         $ 0.1991
Administrative expense                                 $ 0.1647             $ 0.1963         $ 0.1569
Operating expense                                      $ 0.3437             $ 0.2782         $ 0.2442
Interest expense                                       $ 0.0000             $ 0.0186         $ 0.0412
                                                       --------             --------         --------
TOTAL INVESTMENT EXPENSES                              $ 0.9563             $ 0.9024         $ 0.8511
                                                       --------             --------         --------

NET INVESTMENT INCOME                                  $ 1.3363             $ 1.1639         $ 1.2967
                                                       --------             --------         --------


Net gain (loss) realized on real estate
  investments sold                                     $ 0.2575             $ 0.0258        $ (0.1323)
Change in unrealized gain (loss) on real
  estate investments sold                              $ 0.1472             $ 0.6903        $ (0.2695)
                                                       --------             --------        ----------
NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                           $ 0.4047             $ 0.7162        $ (0.4018)
                                                       --------             --------         --------
                                                       --------             --------         --------

Net change in share value                              $  1.7410            $ 1.8800         $ 0.8949

Share value at beginning of period                     $ 18.5286           $ 16.6486        $ 15.7537
                                                       ---------           ---------        ---------
Share value at end of period                           $ 20.2696           $ 18.5286        $ 16.6486
                                                       --------             --------         --------
                                                       --------             --------         --------

Ratio of expenses to average net assets                    4.99%                5.16%           5.26%

Ratio of net investment income to
 average net assets                                        6.97%                6.66%           8.01%

Number of shares outstanding at
 end of period (000's)                                    11,848              11,848           11,848




ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

(d)      THE YEAR 2000 ISSUE

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

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly, which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

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

Of Prudential's total application portfolio, approximately 70% of the applications are being renovated, 13% are being replaced by Year 2000 compliant systems, and the remaining 17% are being retired from production. At December 31, 1998, the percentage of business applications (based on application count) in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 99%, 96% and 99%, respectively. The overall completion date for Business Applications is June 1999.


INFRASTRUCTURE

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading hardware or software), testing and implementation. The overall completion date for Infrastructure is June 1999.

BUSINESS PARTNERS

Prudential's approach to business partner readiness includes classification of each partner's status as "highly critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Approximately 30% of our business partners have been identified as highly critical and the remaining 70% as less critical. Project phases include inventory, risk assessment, and contingency planning activities. All project phases for highly critical business partner readiness were achieved in December 1998; we have an overall completion date for less critical business partner readiness of June 1999.


THE COST OF YEAR 2000 READINESS

Prudential is funding the Year 2000 program from operating cash flows. Some of the expenses of Prudential's Year 2000 readiness are allocated across its various businesses and subsidiaries, including the Partnership. Expenses related to the Year 2000 initiatives allocated to the Partnership are part of systems overhead costs and are included in the Partnership's general and administrative expenses. The Year 2000 costs allocated to the Partnership to date are not material to its operations and financial conditions. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on the Partnership's ability to meet its contractual commitments.


YEAR 2000 RISKS AND CONTINGENCY PLANNING

The major portion of Prudential's transactions are of such volume that they can only be effectively processed through the use of automated systems. Therefore, substantially all of Prudential's contingency plans include the ultimate resolution of any causative technology failures that may be encountered.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects a small number of the projects may not meet their targeted completion date, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

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


(e)      INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels;

competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account and the Partnership are not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and neither the Account nor the Partnership use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed in the accompanying Index to the Financial Statements and Supplementary Data on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                        PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Name                          Position                                    Age
----                          --------                                    ---

James J. Avery, Jr.           Chairman of the Board and Director           47

I. Edward Price               Vice Chairman of the Board and Director      56

Esther H. Milnes              President and Director                       48

James C. Drozanowski          Senior Vice President                        56

Frank P. Marino               Senior Vice President                        54

Edward A. Minogue             Senior Vice President                        56

Hwei-Chung Shao               Senior Vice President and Chief Actuary      44

Dennis G. Sullivan            Principal Financial Officer
                              and Chief Accounting Officer                 43

David A. Nachman              Vice President and Comptroller               51

Imants Saksons                Vice President                               48

William M. Bethke             Director                                     51

Ira J. Kleinman               Director                                     51

Mendel A. Melzer              Director                                     38

-----------------------------------------------------------------------------


James J. Avery, Jr., age 47 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined The Prudential Insurance Company of America in 1988 and has served as the Senior Vice President, CFO and Chief Actuary for The Prudential Individual Insurance Group since 1997.

I. Edward Price, age 56, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994, he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 48, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 56, has been Vice President and Operations Executive, Prudential Individual Insurance Group since 1996. From 1995 to 1996, he was President and Chief Executive Officer of Chase Manhattan Bank. From 1993 to 1995, he was Vice President of North America Customer Services, Chase Manhattan Bank. Prior to 1993, he was Operations Executive of Global Securities Services, Chase Manhattan Bank.

Frank P. Marino, age 54, has been Vice President of Policyowner Relations Department, Prudential Individual Insurance Group since 1996. Prior to 1996, he was Senior Vice President of Prudential Mutual Fund Services.

Edward A. Minogue, age 56, was elected a Senior Vice President of the Company on September 1, 1997. Mr. Minogue has been a Vice President of The Prudential Insurance Company of America since July, 1997. Prior to 1997, Mr. Minogue was a director of Merrill Lynch, Pierce & Smith, Inc.

Hwei-Chung Shao, age 44, is Vice President and Associate Actuary, Prudential.

Dennis G. Sullivan, age 43, was elected Vice President and Chief Accounting Officer of the Company in March, 1999. Mr. Sullivan has been Vice President and Deputy Controller of Prudential since November, 1998. Prior thereto, from January 1998, Mr. Sullivan was Vice President and Controller of ContiFinancial Corporation. From 1997 to 1998, Mr. Sullivan was Deputy Corporate Controller of Salomon Brothers, Inc. Prior to 1997, he was a director at Salomon Brothers, Inc.

David A. Nachman, age 51, was elected Vice President and Comptroller of the Company in March, 1999. Mr. Nachman joined The Prudential Insurance Company of America in 1973, and has served as Vice President, Accounting of Prudential since 1992.

Imants Saksons, age 48, was elected a Vice President of the Company in January 1, 1999. Mr. Saksons has been a Vice President, Compliance of Prudential Individual Financial Services since 1998. Prior to 1998, he was Vice President of Market Conduct, U.S. Operations of Manulife Financial.

William M. Bethke, age 51, has been President, Prudential Capital Markets Group since 1992.

Ira J. Kleinman, age 51, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

Mendel A. Melzer, age 38, has been Chief Investment Officer of Mutual Funds and Annuities, Prudential Investments since 1996. From 1995 to 1996, he was Chief Financial Officer of the Money Management Group of Prudential. From 1993 to 1995, he was Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services. Prior to 1993, he was Managing Director, Prudential Investment Corporation.


ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Party Transactions in Note 5 of Notes to Financial Statements on page F - 18.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         See the Index to Financial Statements and Supplementary Data on page F-1.

     2.  Financial Statement Schedules

         The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

           Schedule III.  Real Estate Owned: Properties
           Schedule III.  Real Estate Owned: Interest in Properties

         See the Index to Financial Statements and Supplementary Data on page F-1.

     3.  Documents Incorporated by Reference

         See the following list of exhibits.

     4.  Exhibits

         See the following list of exhibits.

(b)  None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

    11.   Not applicable.

    12.   Not applicable.

    13.   None.

    18.   None.

    21.   Not applicable.

    22.   Not applicable.

    23.   None.

    24. Powers of Attorney: W. Bethke, I. Kleinman, M. Melzer and I. Price incorporated by reference to Form N-4, Registration No. 333-18117, filed December 18, 1996 on behalf of the Pruco Life of New Jersey Flexible Premium Variable Annuity Account. James Avery incorporated by reference to Form S-1, Registration No. 33-20018, filed April 9, 1998 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account.

    27.   Not applicable.

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

                       PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                   IN RESPECT OF
                          PRUCO LIFE OF NEW JERSEY VARIABLE
                            CONTRACT REAL PROPERTY ACCOUNT
                                   (REGISTRANT)


Date:         March 29, 1999                      By: /s/ ESTHER H. MILNES
       -----------------------                        --------------------
                                                         Esther H. Milnes
                                                         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                          DATE
----------                 --------------------------          ---------------
*
---------------------       Chairman of the Board                March 29, 1999
James J. Avery, Jr.         and Director

*
---------------------       Vice Chairman of the Board           March 29, 1999
I. Edward Price             and Director

/s/ESTHER H. MILNES
---------------------       President and Director               March 29, 1999
Esther H. Milnes

/s/DENNIS G. SULLIVAN
---------------------       Principal Financial Officer          March 29, 1999
Dennis G. Sullivan          and Chief Accounting Officer

*
---------------------       Director                             March 29, 1999
William Bethke

*
---------------------       Director                             March 29, 1999
Mendel A. Melzer

*
---------------------       Director                             March 29, 1999
Ira J. Kleinman

                            By:  * /s/THOMAS C. CASTANO
                            ---------------------------
                            Thomas C. Castano
                            (Attorney-in-Fact)

               PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                     (REGISTRANT)

                                         INDEX

                                                                              Page
                                                                              ----
A.     PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL PROPERTY ACCOUNT

       Financial Statements:

         Reports of Independent Accountants                                   F-2

         Statement of Net Assets - December 31, 1998 and 1997                 F-3

         Statement of Operations and Changes in Net Assets -
         Years Ended December 31, 1998, 1997 and 1996                         F-3

         Notes to Financial Statements                                        F-4

B.     THE PRUDENTIAL VARIABLE  CONTRACT  REAL PROPERTY PARTNERSHIP

       Financial Statements:

         Reports of Independent Accountants                                   F-8

         Statements of Assets and Liabilities - December 31, 1998
         and 1997                                                             F-9

         Statements of Operations - Years Ended December 31, 1998,
         1997 and 1996                                                       F-10

         Statements of Changes in Net Assets - Years Ended
         December 31, 1998, 1997 and 1996                                    F-11

         Statements of Cash Flows - Years Ended December 31, 1998,
         1997 and 1996                                                       F-12

         Schedule of Investments - December 31, 1998 and 1997                F-13

         Notes to Financial Statements                                       F-16

         Financial Statement Schedules:

         For the period ended December 31, 1998

         Schedule III - Real Estate Owned: Properties                        F-19

         Schedule III - Real Estate Owned: Interest in Properties            F-20


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of the
Pruco Life of New Jersey Variable Contract Real Property Account and the Board of Directors of Pruco Life Insurance Company of New Jersey


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account at December 31, 1998 and 1997, and the results of its operations and the changes in its net assets for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Pruco Life Insurance Company of New Jersey's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares owned in The Prudential Variable Contract Real Property Partnership at December 31, 1998 and 1997, provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
March 19, 1999

                               FINANCIAL STATEMENTS OF
                PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                               STATEMENTS OF NET ASSETS

                                                                               DECEMBER 31,
                                                                      -----------------------------
                                                                          1998             1997
                                                                      -------------   -------------
Investment in The Prudential Variable Contract
   Real Property Partnership (Note 3)                                  $  9,260,250    $  8,768,215
                                                                      -------------   -------------
                                                                      -------------   -------------
NET ASSETS, representing:
Equity of Contract Owners (Note 4)                                    $  6,428,170    $  6,643,068
Equity of Pruco Life Insurance Company of New Jersey (Note 2D)           2,832,080       2,125,147
                                                                      -------------   -------------
                                                                      $  9,260,250    $  8,768,215
                                                                      -------------   -------------
                                                                      -------------   -------------

                STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
INVESTMENT INCOME:                                                      1998         1997        1996
                                                                     -----------  ----------  -----------
Net Investment Income from Partnership Operations                    $  611,358   $  550,770   $  613,768

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
   Expense Risk and for Administration (Note 5)                          38,644       38,614       39,120
                                                                     -----------  -----------  -----------
NET INVESTMENT INCOME                                                   572,714      512,156      574,648
                                                                     -----------  -----------  -----------
Net Change in Unrealized Gain (Loss) on Investments in Partnership       67,858      326,681     (127,658)
Net Realized Gain (Loss) on Sale of Investments in Partnership          117,819       12,223      (62,618)
                                                                     -----------  -----------  -----------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                    758,391      851,060      384,372
                                                                     -----------  -----------  -----------
CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 7)                            (759,469)    (524,157)    (380,371)

Net Contributions by Pruco Life Insurance Company of New Jersey         493,113      562,771      419,492
                                                                     -----------  -----------  -----------
NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                    (266,356)      38,614       39,121
                                                                     -----------  -----------  -----------

TOTAL INCREASE IN NET ASSETS                                            492,035      889,674      423,493


NET ASSETS:
Beginning of period                                                   8,768,215    7,878,541    7,455,048
                                                                     -----------  -----------  -----------
End of period                                                        $9,260,250   $8,768,215   $7,878,541
                                                                     -----------  -----------  -----------
                                                                     -----------  -----------  -----------

             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-4 THROUGH F-7

                    NOTES TO THE FINANCIAL STATEMENTS OF
           PRUCO LIFE OF NEW JERSEY VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                              DECEMBER 31, 1998


NOTE 1:   GENERAL

Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account") was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"), as a separate investment account pursuant to New Jersey law. The assets of the Real Property Account are segregated from Pruco Life of New Jersey's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is organized under New Jersey law and is registered under the Securities Act of 1933. The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Real Property Account, along with the Pruco Life Variable Contract Real Property Account and The Prudential Variable Contract Real Property Account, are the sole investors in the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

New sales of the VAL, VLI and SPVA products have been discontinued.


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF ACCOUNTING

The accompanying financial statements are prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

B.   INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 1998 and 1997 the Real Property Account's interest in the Partnership was 3.9% or 456,853 shares and 4.0% or 473,226 shares, respectively.

C.   INCOME RECOGNITION

Net investment income and realized and unrealized gains and losses are recognized daily. Amounts are based upon the Real Property Account's proportionate interest in the Partnership.

D.   EQUITY OF PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Pruco Life of New Jersey maintains a position in the Real Property Account for property acquisitions and capital expenditure funding needs. The position is also utilized for liquidity purposes including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not have an effect on the contract owner's account or the related unit value.

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at December 31, 1998 and 1997 were as follows:

                                              1998                    1997
                                          ----------              ----------
SHARES OUTSTANDING:                          456,853                 473,226
SHARE VALUE:                                  $20.27                  $18.53
COST:                                     $5,311,507              $5,503,605

NOTE 4:  CONTRACT OWNER UNIT INFORMATION

Outstanding contract owner units, unit values and total value of contract owner equity at December 31, 1998 and 1997, by product, were as follows:

1998:

                                        VAL          VLI       SPVA       SPVL       TOTAL
                                     ----------   --------   --------   --------   ----------
CONTRACT OWNER UNITS OUTSTANDING:     2,800,465    475,689     62,086     66,824
UNIT VALUE:                          $  1.88513   $1.94314   $1.74229   $1.74229
                                     ----------   --------   --------   --------
TOTAL CONTRACT OWNER EQUITY:         $5,279,240   $924,330   $108,172   $116,428   $6,428,170
                                     ----------   --------   --------   --------   ----------
                                     ----------   --------   --------   --------   ----------

1997:

                                        VAL          VLI       SPVA       SPVL       TOTAL
                                     ----------   --------   --------   --------   ----------
CONTRACT OWNER UNITS OUTSTANDING:     3,180,962    485,517     81,395     81,807
UNIT VALUE:                          $  1.73358   $1.78248   $1.61267   $1.61267
                                     ----------   --------   --------   --------
TOTAL CONTRACT OWNER EQUITY:         $5,514,452   $865,424   $131,263   $131,928   $6,643,068
                                     ----------   --------   --------   --------   ----------
                                     ----------   --------   --------   --------   ----------

NOTE 5:   CHARGES AND EXPENSES

A.        MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance and annuity contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed related charges by Pruco Life of New Jersey.

B.        ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.35% applied daily against the net assets representing equity of contract owners held in each subaccount for SPVA and SPVL. Administrative charges include costs associated with issuing the contract, establishing and maintaining records, and providing reports to contract owners.

C.        COST OF INSURANCE CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for VAL and VLI are
(1) state premium taxes; (2) sales charges which are deducted in order to compensate Pruco Life of New Jersey for the cost of selling the contract and
(3) transaction costs, applicable to VAL, are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract and to compensate Pruco Life of New Jersey for the guaranteed minimum death benefit risk.

D.        DEFERRED SALES CHARGE

Subsequent to a contract owner redemption, a deferred sales charge is imposed upon surrenders of certain variable life insurance contracts to compensate Pruco Life of New Jersey for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued. No sales charge will be imposed after the sixth and tenth year of the contract for SPVL and VAL, respectively. No sales charge will be imposed on death benefits.

E.        PARTIAL WITHDRAWAL CHARGE

A charge is imposed by Pruco Life of New Jersey on partial withdrawals of the cash surrender value for VAL. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract.


Note 6:   TAXES

Pruco Life of New Jersey is taxed as a "life insurance company" as defined by the Internal Revenue Code and the results of operations of the Real Property Account form a part of Prudential's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.


Note 7:   NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Pruco Life of New Jersey's variable insurance and variable annuity products for the years ended December 31, 1998 and 1997 were as follows:


1998:

                                                  VAL           VLI        SPVA         SPVL         TOTAL
                                               ----------    ---------   ---------    ---------    ----------
CONTRACT OWNER NET PAYMENTS:                   $ 457,528     $ 83,120    $      0     $     70     $ 540,718
POLICY LOANS:                                   (415,907)     (12,329)          0      (26,073)     (454,309)
POLICY LOAN REPAYMENTS AND INTEREST:             147,539       21,940           0        2,028       171,507
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS:    (289,995)     (60,417)    (32,020)         (11)     (382,443)
NET TRANSFERS FROM (TO) OTHER SUBACCOUNTS
   OR FIXED RATE OPTIONS:                       (319,287)     (17,694)          0            0      (336,981)
ADMINISTRATIVE AND OTHER CHARGES:               (264,212)     (32,789)        (36)        (924)     (297,961)
                                               ----------    ---------   ---------    ---------    ----------
NET WITHDRAWALS BY CONTRACT OWNERS             $(684,334)    $(18,169)   $(32,056)    $(24,910)    $(759,469)
                                               ----------    ---------   ---------    ---------    ----------
                                               ----------    ---------   ---------    ---------    ----------

1997:

                                                  VAL           VLI        SPVA         SPVL         TOTAL
                                               ----------    ---------   ---------    ---------    ----------
CONTRACT OWNER NET PAYMENTS:                   $ 533,340     $ 88,026    $     (5)    $     37    $  621,398
POLICY LOANS:                                   (171,484)     (14,313)          0       (2,456)     (188,253)
POLICY LOAN REPAYMENTS AND INTEREST:             136,212       14,124           0        1,104       151,440
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS:    (336,616)     (74,935)     (5,395)           0      (416,946)
NET TRANSFERS FROM (TO) OTHER SUBACCOUNTS
    OR FIXED RATE OPTIONS:                      (304,993)     (20,526)          0      (17,463)     (342,982)
ADMINISTRATIVE AND OTHER CHARGES:               (315,155)     (32,755)          0         (904)     (348,814)
                                               ----------    ---------   ---------    ---------    ----------
NET WITHDRAWALS BY CONTRACT OWNERS             $(458,696)    $ (40,379)  $ (5,400)    $(19,682)   $ (524,157)
                                               ----------    ---------   ---------    ---------    ----------
                                               ----------    ---------   ---------    ---------    ----------

NOTE 8:   UNIT ACTIVITY


Transactions in units for the years ended December 31, 1998, 1997 and 1996 were as follows:

1998:

                                    VAL          VLI          SPVA         SPVL
                                 ---------     --------     --------     --------
CONTRACT OWNER CONTRIBUTIONS:     428,040       59,733            3         1,240
CONTRACT OWNER REDEMPTIONS:      (808,537)     (69,561)     (19,312)      (16,223)

1997:

                                    VAL          VLI          SPVA         SPVL
                                 ---------     --------     --------     --------
CONTRACT OWNER CONTRIBUTIONS:     477,493        4,305            0          758
CONTRACT OWNER REDEMPTIONS:      (757,408)     (88,132)      (3,635)     (13,874)

1996:

                                    VAL          VLI          SPVA         SPVL
                                 ---------     --------     --------     --------
CONTRACT OWNER CONTRIBUTIONS:     535,549       78,896           35         1,686
CONTRACT OWNER REDEMPTIONS:      (744,916)     (96,270)     (17,943)       (6,531)


NOTE 9:   PURCHASES AND SALES OF INVESTMENTS

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the year ended December 31,1998 were as follows:


          Purchases:   $       0
          Sales:       $(305,000)

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Prudential
Variable Contract Real Property Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
February 22, 1999

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                     STATEMENTS OF ASSETS AND LIABILITIES

                                                                     DECEMBER 31, 1998   DECEMBER 31, 1997
                                                                     -----------------   ------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
   Real estate and improvements
      (cost: 12/31/98 -- $170,045,055; 12/31/97 -- $201,670,248)        $155,374,462        $181,317,624

   Real estate investment trust (cost:  12/31/98 -- $10,000,005;
      12/31/97 -- $10,000,005)                                            11,554,649          12,523,805
                                                                       --------------      --------------
         Total real estate investments                                   166,929,111         193,841,429

MARKETABLE SECURITIES - At estimated market value
   (cost: 12/31/98 -- $14,967,236; 12/31/97 -- $13,971,421)               14,950,525          13,929,296

CASH AND CASH EQUIVALENTS                                                 58,578,848          12,880,560

DIVIDEND RECEIVABLE                                                          167,275             146,999

OTHER ASSETS (net of allowance for uncollectible
   accounts:  12/31/98 -- $66,000; 12/31/97 -- $68,000)                    3,623,513           1,946,851
                                                                       --------------      --------------
          Total assets                                                  $244,249,272        $222,745,135
                                                                       --------------      --------------
                                                                       --------------      --------------
LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   $  1,985,400        $  1,842,027

DUE TO AFFILIATES                                                          1,598,535             832,922

OTHER LIABILITIES                                                            504,940             538,413
                                                                       --------------      --------------
          Total liabilities                                                4,088,875           3,213,362

COMMITMENTS

PARTNERS' EQUITY                                                         240,160,397         219,531,773
                                                                       --------------      --------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                  $244,249,272        $222,745,135
                                                                       --------------      --------------
                                                                       --------------      --------------
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                             11,848,275          11,848,275
                                                                       --------------      --------------
                                                                       --------------      --------------
SHARE VALUE AT END OF PERIOD                                            $      20.27        $      18.53
                                                                       --------------      --------------
                                                                       --------------      --------------

                 SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

                THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                 STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                   1998                   1997                   1996
                                                            -----------------      ------------------      -----------------
INVESTMENT INCOME:
  Revenue from real estate and improvements                   $    24,572,642         $    21,582,968        $    22,799,694
  Income from interest in properties                                   33,462                 435,296                606,558
  Dividend income from real estate investment trust                   669,100                 158,184                      0
  Interest on short-term investments                                1,888,348               2,305,364              2,134,386
                                                            -----------------      ------------------      -----------------

      Total investment income                                      27,163,552              24,481,812             25,540,638
                                                            -----------------      ------------------      -----------------

EXPENSES:
  Investment management fee                                         2,900,445               2,640,470              2,494,229
  Real estate taxes                                                 2,406,624               2,208,972              2,367,404
  Administrative expense                                            1,951,235               2,326,155              1,865,433
  Operating expense                                                 4,071,735               3,296,350              2,904,620
  Interest expense                                                          0                 220,118                489,434
                                                            -----------------      ------------------      -----------------

      Total investment expenses                                    11,330,039              10,692,065             10,121,120
                                                            -----------------      ------------------      -----------------

NET INVESTMENT INCOME                                              15,833,513              13,789,747             15,419,518
                                                            -----------------      ------------------      -----------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
Net proceeds from real estate investments
  sold                                                             37,443,762               6,297,422             20,497,789

Less:  Cost of real estate investments sold                        37,361,533               6,274,539             26,610,932
     Realization of prior years' unrealized
       gain on real estate investments sold                        (2,969,150)               (283,157)            (4,539,996)
                                                            -----------------      ------------------      -----------------

Net gain (loss) realized on real estate
  investments sold                                                  3,051,379                 306,040             (1,573,147)
                                                            -----------------      ------------------      -----------------


Change in unrealized gain (loss) on real estate
  investments                                                       1,743,732               8,179,192             (3,211,436)
                                                            -----------------      ------------------      -----------------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS                                             4,795,111               8,485,232             (4,784,583)
                                                            -----------------      ------------------      -----------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                             $    20,628,624         $    22,274,979        $    10,634,935
                                                            -----------------      ------------------      -----------------
                                                            -----------------      ------------------      -----------------



                          SEE NOTES TO FINANCIAL STATEMENTS OF F-16

                     THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                               STATEMENTS OF CHANGES IN NET ASSETS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                       1998                     1997                     1996
                                                                -----------------       ------------------       -----------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS:
Net investment income                                               $  15,833,513          $    13,789,747         $    15,419,518
Net gain (loss) realized on real estate
  investments sold                                                      3,051,379                  306,040              (1,573,147)
Net unrealized gain (loss) from real estate
  investments                                                           1,743,732                8,179,192              (3,211,436)
                                                                -----------------       ------------------       -----------------
Net increase in net assets resulting from
     operations                                                        20,628,624               22,274,979              10,634,935
                                                                -----------------       ------------------       -----------------
NET DECREASE IN NET ASSETS RESULTING
  FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
    (Shares: 1998 -- 0; 1997 -- 0; 1996 -- 188,409                              0                        0              (3,000,000)
       shares, respectively)
                                                                -----------------       ------------------       -----------------
    Net decrease in net assets resulting from
      capital transactions                                                      0                        0              (3,000,000)
                                                                -----------------       ------------------       -----------------
NET INCREASE IN NET ASSETS                                             20,628,624               22,274,979               7,634,935

NET ASSETS -  Beginning of year                                       219,531,773              197,256,794             189,621,859
                                                                -----------------       ------------------       -----------------
NET ASSETS -  End of year                                         $   240,160,397          $   219,531,773         $   197,256,794
                                                                -----------------       ------------------       -----------------
                                                                -----------------       ------------------       -----------------


                          SEE NOTES TO FINANCIAL STATEMENTS OF F-16

                  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                    STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------
                                                                1998                  1997                   1996
                                                           ---------------       ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations         $  20,628,624         $  22,274,979          $  10,634,935
Adjustments to reconcile net increase in net assets
  resulting from operations to net cash provided by
    operating activities:
  Net realized and unrealized (gain) loss on
    investments                                                 (4,795,111)           (8,485,232)             4,784,583
  Bad Debt Expense                                                  28,264                99,929                 14,201
  (Increase) decrease in:
    Dividend receivable                                            (20,276)             (146,999)                     0
    Other assets                                                (1,704,926)               20,136               (337,812)
  (Decrease) increase in:
    Obligation under capital lease                                       0               (72,677)               190,256
    Accounts payable and accrued expenses                          143,373               201,667               (502,254)
    Due to affiliates                                              765,613               113,722                 36,405
    Other liabilities                                              (33,473)               71,404               (197,060)
                                                           ---------------       ---------------        ---------------
  Net cash flows from operating activities                      15,012,088            14,076,929             14,623,254
                                                           ---------------       ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments
    sold                                                        37,443,762             6,297,422             20,497,789
  Acquisition of real estate property                                    0           (23,417,474)           (10,713,722)
  Acquisition of real estate investment trust                            0           (10,000,005)                     0
  Improvements and additional costs on prior purchases:
    Additions to real estate owned                              (5,736,333)           (1,311,864)              (997,893)
    Additions to real estate partnerships                                0                     0                      0
  Sale (purchase) of marketable securities, net                 (1,021,229)           10,497,348            (13,894,489)
                                                           ---------------       ---------------        ---------------
  Net cash flows from investing activities                      30,686,200           (17,934,573)            (5,108,315)
                                                           ---------------       ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Withdrawals by partners                                                0                     0             (3,000,000)
  Principal payments on capital lease obligation                         0            (4,000,000)                     0
                                                           ---------------       ---------------        ---------------
  Net cash flows from financing activities                               0            (4,000,000)            (3,000,000)
                                                           ---------------       ---------------        ---------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                   45,698,288            (7,857,644)             6,514,939

CASH AND CASH EQUIVALENTS - Beginning of year                   12,880,560            20,738,204             14,223,265
                                                           ---------------       ---------------        ---------------
CASH AND CASH EQUIVALENTS - End of year                      $  58,578,848         $  12,880,560          $  20,738,204
                                                           ---------------       ---------------        ---------------
                                                           ---------------       ---------------        ---------------
SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest                                 0          $    220,118           $    376,450
                                                           ---------------       ---------------        ---------------
                                                           ---------------       ---------------        ---------------



                          SEE NOTES TO FINANCIAL STATEMENTS OF F-16

                  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                     SCHEDULE OF INVESTMENTS



                                                                December 31, 1998                      December 31, 1997
                                                           -------------------------------      -----------------------------
                                                                               Estimated                          Estimated
                                                                                Market                             Market
                                                              Cost               Value             Cost             Value
                                                         --------------     --------------    -------------    --------------
REAL ESTATE AND IMPROVEMENTS (Percent of Net Assets)                                  64.7%                              82.6%
Location                    Description
---------------------     ---------------------------    --------------     --------------    -------------    --------------
Lisle, IL                   Office Building                $  21,634,707     $  14,123,742    $   17,916,983   $   10,278,959
Atlanta, GA                 Garden Apartments                 15,601,495        15,651,216        15,446,293       15,100,000
Roswell, GA                 Retail Shopping Center            32,272,627        28,649,176        31,858,198       29,547,042
Pomona, CA                  Warehouse                                  0                 0        23,637,049       19,504,612
Morristown, NJ              Office Building                   19,409,490        11,596,138        18,931,914       10,805,918
Bolingbrook, IL             Warehouse                          8,948,028         7,000,000         8,948,028        7,100,000
Farmington Hills, MI        Garden Apartments                          0                 0        13,641,971       14,805,258
Raleigh, NC                 Garden Apartments                 15,822,682        16,804,570        15,804,860       16,525,751
Nashville, TN               Office Building                    8,448,026        10,152,399         8,613,828        9,611,329
Oakbrook Terrace, IL        Office Complex                    12,945,366        15,750,000        12,725,366       14,100,000
Beaverton, OR               Office Complex                    10,728,618        11,200,000        10,728,285       10,700,000
Salt Lake City, UT          Industrial Building                5,388,134         5,450,000         5,388,134        5,350,000
Aurora, CO                  Industrial Building                9,304,171         9,497,221         8,540,585        8,400,000
Brentwood, TN               Office Complex                     9,541,711         9,500,000         9,488,754        9,488,755
                                                          --------------    ---------------   --------------   ---------------
                                                           $ 170,045,055    $  155,374,462    $  201,670,248   $  181,317,624
                                                          --------------    ---------------   --------------   ---------------

REAL ESTATE INVESTMENT TRUST (Percent of Net Assets)                                   4.8%                               5.7%

------------------------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)                      $  10,000,005     $  11,554,649    $   10,000,005   $   12,523,805
                                                          --------------     --------------     -------------    -------------
                                                          --------------     --------------     -------------    -------------




                                                                December 31, 1998                      December 31, 1997
                                                           -------------------------------      -----------------------------
                                                                               Estimated                          Estimated
                                                                                Market                             Market
                                                                Cost             Value              Cost            Value
                                                          --------------     --------------     -------------    -------------

MARKETABLE SECURITIES (Percent of Net Assets)                                          6.2%                               6.3%
(See pages F-14 to F-15 for details)
Description
-----------------------------------------------------------------------------------------------------------------------------
Marketable Securities                                      $  14,967,236     $  14,950,525    $   13,971,421   $   13,929,296
                                                             -----------       -----------       -----------      -----------
                                                             -----------       -----------       -----------      -----------


CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                     24.4%                               5.9%
(See pages F-14 to F-15 for details)
Description
------------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                                  $  58,578,848     $  58,578,848    $   12,880,560   $   12,880,560
                                                          --------------     --------------     -------------    -------------
                                                          --------------     --------------     -------------    -------------

                          SEE NOTES TO FINANCIAL STATEMENTS OF F-16

                  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                   SCHEDULE OF INVESTMENTS

                                                                                               December 31, 1998
                                                                  --------------------------------------------------------------
                                                                                                                Net Estimated
                                                                      Face Amount             Cost               Market Value
                                                                  -------------------  ------------------    -------------------
MARKETABLE SECURITIES (Percent of Net Assets)                                                                               6.2%

General Motors Acceptance Corp., 5.26%, January 26, 1999                 $    830,000        $    817,556           $    817,556
American Express Credit Corp., 7.375%, February 1, 1999                       325,000             329,342                325,418
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999                1,000,000             999,520                999,947
Federal National Mortgage Assoc., 5.33%, February 12, 1999                    100,000              99,703                 99,703
Salomon Smith Barney Holdings, Inc., 5.38%, February 16, 1999               1,720,000           1,695,137              1,695,397
General Motors Acceptance Corp., 5.29 %,  February 17, 1999                   650,000             641,501                641,501
Chrysler Financial Company LLC , 5.26%, February 22, 1999                   2,400,000           2,365,700              2,365,700
International Lease Finance Corp., 7.50% March 1, 1999                        500,000             508,250                501,367
Federal Home Loan Mortgage Corp., 5.505%, March 12, 1999                    1,000,000           1,000,856              1,000,630
General Motors Acceptance Corp., 6.04%, March 19, 1999                      1,000,000           1,003,480              1,000,707
Merrill Lynch & Co. Inc., 5.23%, March 19, 1999                             1,790,000           1,758,820              1,758,820
Canadian Wheat Board, 5.14%, April 1, 1999                                  2,000,000           1,962,406              1,962,406
International Lease Finance Corp., 6.625%,  April 1, 1999                     375,000             377,419                375,721
CIT Group Holdings, Inc., 6.375%, May 21, 1999                                400,000             402,120                400,873
Federal National Mortgage Assoc., 6.07%, July 1, 1999                       1,000,000           1,005,426              1,004,779

                                                                  -------------------  ------------------    -------------------
Total Marketable Securities                                             $  15,090,000       $  14,967,236          $  14,950,525
                                                                  -------------------  ------------------    -------------------
                                                                  -------------------  ------------------    -------------------
CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                           24.4%

Countrywide Home Loans, 5.403%, January 4, 1999                         $   1,000,000       $     999,400           $    999,400
Fortune Brands Inc., 5.05%, January 4, 1999                                 3,463,000           3,461,057              3,461,057
Xerox Capital (Europe) PLC,  5.303%, January 4, 1999                        3,483,000           3,480,949              3,480,949
Federal National Mortgage Assoc., 5.77%, January 5, 1999                   10,401,000          10,000,000             10,000,000
Ford Motor Credit Co.,   5.454%, January 5, 1999                              500,000             499,622                499,622
Pioneer Hi-BRED International, 5.665%, January 7, 1999                      1,000,000             997,332                997,332
Ford Motor Credit Co., 6.11%, January 8, 1999                                 167,000             166,717                166,717
Deere & Co., 5.372 %,  January 13, 1999                                     2,520,000           2,509,514              2,509,514
E.I. Du Pont De Nemours & Co. Inc., 5.277%, January 13, 1999                  648,000             644,598                644,598
Household Finance Corp., 5.356 %, January 13, 1999                            175,000             174,119                174,119
Household Finance Corp., 5.355% , January 15, 1999                          2,343,000           2,331,899              2,331,899
Potomac Electric Power Co., 5.569%, January 15, 1999                        3,122,000           3,110,930              3,110,930
Chrysler Financial Corp., 5.537%, January 25, 1999                          1,164,000           1,158,121              1,158,121
Eastman Kodak Co., 5.232%, January 26, 1999                                 2,518,000           2,502,360              2,502,360
Cigna Corp., 5.559%, January 27, 1999                                       1,819,000           1,809,220              1,809,220
Cigna Group Holdings, Inc.  5.334%, January 27, 1999                        1,851,000           1,835,496              1,835,496
Countrywide Home Loan, Inc. 5.506%, January 27, 1999                        1,342,000           1,333,028              1,333,028
Countrywide Home Loan, Inc. 5.587%, January 27, 1999                        1,177,000           1,169,197              1,169,197
General RE Corp., 5.187% , January 29, 1999                                   542,000             538,046                538,046
PNC Funding Corp., 5.728%, January 29, 1999                                 2,500,000           2,487,729              2,487,729
GTE Funding, Inc.,  5.211%, February 1, 1999                                2,526,000           2,506,048              2,506,048
Norwest Financial, Inc., 5.536%, February 3, 1999                           3,563,000           3,539,593              3,539,593
CIGNA Corp., 5.233%, February 4, 1999                                       1,745,000           1,730,660              1,730,660
General Electric Capital Corp., 5.537%, February 4, 1999                    3,563,000           3,539,049              3,539,049
Associates First Capital Corp., 5.241%, February 8, 1999                    2,519,000           2,498,988              2,498,988
GTE Funding, Inc., 5.304%, February 11, 1999                                1,000,000             993,413                993,413
                                                                  -------------------  ------------------    -------------------
Total Cash Equivalents                                                     56,651,000          56,017,086             56,017,086

Cash                                                                        2,561,762           2,561,762              2,561,762
                                                                  -------------------  ------------------    -------------------
Total Cash and Cash Equivalents                                         $  59,212,762       $  58,578,848          $  58,578,848
                                                                  -------------------  ------------------    -------------------
                                                                  -------------------  ------------------    -------------------

                          SEE NOTES TO FINANCIAL STATEMENTS OF F-16

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                        SCHEDULE OF INVESTMENTS


                                                                                                 DECEMBER 31, 1997
                                                                               ----------------------------------------------------
                                                                                   FACE                               NET ESTIMATED
                                                                                  AMOUNT               COST            MARKET VALUE
                                                                               ------------        ------------        ------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                  6.3%

International Lease Finance Corp., 5.92%, January 15, 1998                     $    500,000        $    499,083        $    499,956
Smith Barney Holding Inc., 5.70%, January 28, 1998                                1,304,000           1,285,475           1,285,475
Suntrust Banks, 8.875%, February 1, 1998                                          1,500,000           1,517,880           1,503,553
Chase Manhattan Bank, 5.75%, February 10, 1998                                    2,000,000           2,000,000           2,000,000
Beneficial Corp., 9.125%, February 15, 1998                                         700,000             705,948             702,456
Citicorp, 10.15%, February 15, 1998                                                 200,000             207,324             200,969
General Motors Acceptance Corp., 5.9%, February 19, 1998                            985,000             994,545             986,218
General Motors Acceptance Corp., 5.9875%, February 23, 1998                       1,300,000           1,299,363           1,299,894
American General Finance Corp., 7.25%, March 1, 1998                                500,000             507,880             501,217
Commercial Credit Co., 5.7%, March 1, 1998                                          375,000             375,199             375,031
Associates Corp. of North America, 7.3%, March 15, 1998                             400,000             406,635             401,242
International Lease Finance Corp., 5.75%, March 15, 1998                            400,000             399,940             399,988
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                                    500,000             499,855             499,971
Royal Bank of Canada, 5.91%, June 17, 1998                                        2,000,000           1,998,853           1,999,475
FCC National Bank, 5.75281%, July 2, 1998                                         1,025,000           1,024,202           1,024,602
General Mills Inc., 5.38%, July 8, 1998                                             250,000             249,238             249,249
                                                                               ------------        ------------        ------------

TOTAL MARKETABLE SECURITIES                                                    $ 13,939,000        $ 13,971,421        $ 13,929,296
                                                                               ------------        ------------        ------------
                                                                               ------------        ------------        ------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                              5.9%

Barnett Bank, Inc., 6.70%, January 2, 1998                                    $   1,235,000       $   1,234,540       $   1,234,540
American Greetings Corp., 6.26%, January 5, 1998                                  1,250,000           1,247,179           1,247,179
Xerox Capital, 5.85%, January 6, 1998                                             1,000,000             995,775             995,775
Nike Inc., 6.10%, January 8, 1998                                                 1,215,000           1,213,353           1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                                    1,000,000             996,100             996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                                  750,000             747,375             747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                                 1,000,000             994,313             994,313
Bank of Montreal, 5.90%, January 16, 1998                                         1,000,000           1,000,000           1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                              1,000,000             993,175             993,175
General Electric Capital Corp., 5.74%, February 9, 1998                           1,000,000             990,593             990,593
                                                                               ------------        ------------        ------------

TOTAL CASH EQUIVALENTS                                                           10,450,000          10,412,402          10,412,402

CASH                                                                              2,468,158           2,468,158           2,468,158
                                                                               ------------        ------------        ------------

TOTAL CASH AND CASH EQUIVALENTS                                               $  12,918,158       $  12,880,560       $  12,880,560
                                                                               ------------        ------------        ------------
                                                                               ------------        ------------        ------------

                     SEE NOTES TO FINANCIAL STATEMENTS ON F-16

                     NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
               FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 1:  ORGANIZATION

On April 29, 1988, Prudential Variable Contract Real Property Partnership (the "Partnership"), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company ("Pruco Life"), and Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey.

The Partnership's policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. Although it is the Partnership's policy to adhere to the aforementioned percentage, at December 31, 1998, the Partnership's direct investment in real estate, as described above, temporarily fell to 64.7%. On February 1, 1999, a distribution of cash brought the Partnership back into compliance with the 65% policy by increasing the Partnership's direct investment in real estate to 79.2%. (See Note 6: Subsequent Events). The estimated market value of the Partnership's shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated market value of its assets, as described in Notes 2A and 2B, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A and 2B and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

Shares of the Partnership are held by Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Accounts") and may be purchased and sold at the then current share value of the Partnership's net assets. Share value is calculated by dividing the estimated market value of net assets of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A: REAL ESTATE OWNED AND INTEREST IN PROPERTIES - The Partnership's investments in real estate owned and interests in properties are initially valued at their purchase price. Real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization), within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Appraiser of Prudential Comptroller's Department Valuation Unit (Valuation Unit) is responsible to assure that the valuation process provides independent and accurate market value estimates. In the interest of maintaining and monitoring the independence and accuracy of the appraisal process, the Comptroller of Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; engages all external appraisers; reviews and provides comments on all external appraisals; prepares all quarterly update appraisals; assists in developing policies and procedures and assists in the evaluation of the performance and competency of external appraisers.

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

     The estimate of market value generally is a correlation of three approaches, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less

                     NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
               FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


     deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market place. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.

     As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 1998 and 1997.

B: INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS (REITS) - Shares of REITs are generally valued at their quoted market price. These values may be adjusted for discounts resulting from restrictions, if any, on the future sale of these shares, such as lockout periods or limitations on the number of shares which may be sold in a given time period. Any such discounts are determined by the Valuation Unit. The Valuation Unit of Prudential applied a 3% discount to the market value of the REIT shares at December 31, 1998. This discount is being applied because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.

C: REVENUE RECOGNITION - Rent from real estate is recognized when billed. Revenue from certain real estate investments is net of all or a portion of related real estate expenses and taxes. Since real estate is stated at estimated market value, net income is not reduced by depreciation and amortization expense. Dividend income is accrued at the ex-dividend date.

D: CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents.

     Cash of $114,745 and $128,089 at December 31, 1998 and 1997,
     respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Statements of Assets and Liabilities.

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

H: RECLASSIFICATIONS - Certain 1997 amounts in the financial statements have been reclassified to conform with the 1998 presentation.

                     NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
               FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




NOTE 3:  LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 1999 to 2009. At December 31, 1998, the aggregate future minimum base rental payments under non-cancelable operating leases by year are:


                Year Ending
                December 31,            (000's)
                -----------             -------
                1999                    $11,037
                2000                      9,907
                2001                      9,104
                2002                      7,576
                2003                      4,573
                Thereafter               10,753
                                        -------
                Total                   $52,950
                                        -------
                                        -------


NOTE 4:  COMMITMENT FROM PARTNER

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 1998, Prudential's equity interest in the Partnership under this commitment was $51 million. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.


NOTE 5:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1998, 1997 and 1996 management fees incurred by the Partnership were $2.9 million; $2.6 million; and $2.5 million, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 1998, 1997 and 1996 were $116,128; $115,346; and $116,818, respectively, and are classified as administrative expenses in the Statements of Operations.

The Partnership owned a 50% interest in four warehouse/distribution buildings in Jacksonville, FL (the unit warehouses). The remaining 50% interest was owned by Prudential and one of its subsidiaries. In September 1997, the unit warehouses were sold as part of an industrial package for cash of $12.5 million. The Partnership's share of the proceeds was $6.3 million.

NOTE 6:  SUBSEQUENT EVENTS

On February 1, 1999, $30 million was distributed to the Real Property Accounts.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                               DECEMBER 31, 1998

                                              INTIAL COSTS TO THE PARTNERSHIP
                                          ---------------------------------------       COSTS
                                                                                     CAPITALIZED
                                                                      BUILDING &    SUBSEQUENT TO
DESCRIPTION                               ENCUMBRANCES      LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------  ------------   ----------  ------------   -------------
Properties:

Office Building
Lisle, IL                                     None        1,780,000   15,743,881      4,110,826

Garden Apartments
Atlanta, GA                                   None        3,631,212   11,168,904        801,379(b)

Warehouse
Pomono, CA                                    None        3,412,636   19,091,210      1,133,203

Retail Shopping Center
Roswell, GA                                   None        9,454,622   21,513,677      1,304,328

Office Building
Morristown, NJ                                None        2,868,660   12,958,451      3,582,379

Office/Warehouse
Bolingbrook, IL                               None        1,373,199    7,302,518        272,311

Garden Apartments
Farmington Hills, MI                          None        1,550,000   11,744,571        347,400

Garden Apartments
Raleigh, NC                                   None        1,623,146   14,135,553         63,983

Office Building
Nashville, TN                                 None        1,797,000    6,588,451         62,575

Office Park
Oakbrook Terrace, IL                          None        1,313,310   11,316,883        315,173

Office Building
Beaverton, OR                                 None          816,415    9,897,307         14,896

Industrial Building
Salt Lake City, UT                            None          582,457    4,805,676              0

Industrial Building
Aurora, CO                                    None        1,338,175    7,202,411              0

Office Complex
Brentwood, TN                                 None        2,425,000    7,063,755              0
                                                         ----------  ------------   ------------
                                                         33,965,832  160,533,248     12,008,454
                                                         ----------  ------------   ------------
                                                         ----------  ------------   ------------

                                                             GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF YEAR
                                          ------------------------------------------------------------------------------------

                                                       BUILDING &        1998                          YEAR OF         DATE
DESCRIPTION                                  LAND     IMPROVEMENTS      SALES           TOTAL        CONSTRUCTION    ACQUIRED
----------------------------------------  ----------  ------------   ------------  ---------------   ------------   ----------
Properties:

Office Building
Lisle, IL                                  1,780,000   19,854,707                     21,634,707         1985       Apr., 1988

Garden Apartments
Atlanta, GA                                3,631,212   11,970,283                     15,601,495         1987       Apr., 1988

Warehouse
Pomono, CA                                 4,545,839   19,248,659     (23,794,498)             0         1987       Apr., 1988

Retail Shopping Center
Roswell, GA                                9,479,089   22,793,538                     32,272,627         1988       Jan., 1989

Office Building
Morristown, NJ                             2,868,660   16,540,830                     19,409,490         1981       Aug., 1988

Office/Warehouse
Bolingbrook, IL                            1,373,199    7,574,829                      8,948,028         1989       Feb., 1990

Garden Apartments
Farmington Hills, MI                       1,897,400   11,761,183     (13,658,583)             0         1989       Feb., 1990

Garden Apartments
Raleigh, NC                                1,623,146   14,199,536                     15,822,682         1995       Jun., 1995

Office Building
Nashville, TN                              1,797,327    6,650,699                      8,448,026         1982       Oct., 1995

Office Park
Oakbrook Terrace, IL                       1,313,821   11,631,545                     12,945,366         1988       Dec., 1995

Office Building
Beaverton, OR                                816,415    9,912,203                     10,728,618         1995       Dec., 1996

Industrial Building
Salt Lake City, UT                           582,457    4,805,676                      5,388,133         1997       Jul., 1997

Industrial Building
Aurora, CO                                 1,338,175    7,965,996                      9,304,171         1997       Sep., 1997

Office Complex
Brentwood, TN                              2,425,000    7,116,711                      9,541,711         1987       Oct., 1997

                                          ----------  ------------   ------------  ---------------
                                          35,471,740  172,026,396     (37,453,081)   170,045,055
                                          ----------  ------------   ------------  ---------------
                                          ----------  ------------   ------------  ---------------

                                                1998           1997           1996
                                             -----------    -----------    -----------
(a)        Balance at beginning of year      201,670,248    177,082,291    191,981,608
             Additions:
               Acquistions                             0     23,417,474     10,713,722
               Improvements, etc.              5,827,888      1,170,483        550,050
             Deletions:
               Sale                          (37,453,081)             0    (26,163,089)
                                             -----------    -----------    -----------
           Balance at end of year            170,045,055    201,670,248    177,082,291
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------

(b)        Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
            SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES
                               DECEMBER 31, 1998

                                                  1998          1997         1996
                                                --------   -----------   -----------
Balance at beginning of year                       $0      $ 6,133,157    $6,133,157
  Additions:
    Acquistions                                     0                0             0
    Improvements, etc.                              0                0             0
  Deletions:
    Sale                                            0       (6,133,157)            0
                                                --------   -----------   -----------
Balance at end of year                             $0     $          0    $6,133,157
                                                --------   -----------   -----------
                                                --------   -----------   -----------