Form 10-Q
period 1999-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 1999-08-16
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-20018



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  in respect of

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        ----------------------------------------------------------------
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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

 A.      PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                 Statements of Net Assets - June 30, 1999 and December 31, 1998                       3

                 Statements of Operations and Changes In Net Assets  -
                 Three and Six Months Ended June 30, 1999 and 1998                                    3

                 Notes to the Financial Statements                                                    4

 B.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                 Statements of Assets and Liabilities - June 30, 1999 and December 31, 1998           6

                 Statements of Operations - Three and Six Months Ended June 30, 1999 and 1998         7

                 Statements of Changes in Net Assets - Six Months Ended June 30, 1999 and 1998        8

                 Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998                   9

                 Schedule of Investments - June 30, 1999 and December 31, 1998                       10

                 Notes to the Financial Statements                                                   13

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                19

PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders                                        20

 Item 6.  Exhibits and Reports on Form 8-K                                                           20

 Signature Page                                                                                      21

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS

                                                                   JUNE 30, 1999
                                                                    (UNAUDITED)          DECEMBER 31, 1998
                                                                 -----------------      -----------------
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                             $       9,391,418      $       9,260,250
                                                                 -----------------      -----------------
                                                                 -----------------      -----------------
NET ASSETS, representing:
Equity of Contract Owners (Note 3)                               $       6,112,024      $       6,428,170
Equity of Pruco Life Insurance Company of New Jersey                     3,279,394              2,832,080
                                                                 -----------------      -----------------
                                                                 $       9,391,418      $       9,260,250
                                                                 -----------------      -----------------
                                                                 -----------------      -----------------



               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                   SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                                      1999           1998           1999           1998
INVESTMENT INCOME:                                                 -----------    -----------    -----------    -----------
Net Investment Income from Partnership Operations                $    272,272   $    293,034   $    196,645   $    161,593

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration                               17,940         19,334          9,078          9,725
                                                                -------------- -------------- -------------- --------------
NET INVESTMENT INCOME                                                 254,332        273,700        187,567        151,868
                                                                -------------- -------------- -------------- --------------
Net Change in Unrealized Loss on Investments in Partnership          (152,000)        (7,495)       (87,732)        (4,820)
Net Realized Gain (Loss) on Sale of Investments in Partnership         10,895              0         (7,940)             0
                                                                -------------- -------------- -------------- --------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                  113,227        266,205         91,895        147,048
                                                                -------------- -------------- -------------- --------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 4)                          (387,970)      (315,380)      (249,431)      (245,568)

Net Contributions by Pruco Life Insurance Company of New Jersey       405,911         29,713        258,510        255,292
                                                                -------------- -------------- -------------- --------------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                  17,941       (285,667)         9,079          9,724
                                                                -------------- -------------- -------------- --------------

TOTAL INCREASE (DECREASE) IN NET ASSETS                               131,168        (19,462)       100,974        156,772


NET ASSETS:
Beginning of period                                                 9,260,250      8,768,215      9,290,444      8,591,981
                                                                -------------- -------------- -------------- --------------
End of period                                                    $  9,391,418   $  8,748,753   $  9,391,418   $  8,748,753
                                                                -------------- -------------- -------------- --------------
                                                                -------------- -------------- -------------- --------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 AND 5

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1998 Annual Report on Form 10K.


NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in the Partnership is based on the Real Property Account's proportionate interest in the Partnership's market value. At June 30, 1999 and December 31, 1998, the Real Property Account's interest in the Partnership was 4.4% or 456,853 shares and 3.9% or 456,853 shares, respectively.

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at June 30, 1999 and December 31, 1998 were as follows:

                             JUNE 30, 1999
                               (UNAUDITED)        DECEMBER 31, 1998
                             --------------       -----------------
SHARES OUTSTANDING:              456,853              456,853
SHARE VALUE:                     $20.56                $20.27
COST:                          $5,311,507            $5,311,507

NOTE 3:    CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at June 30, 1999 and December 31, 1998 by product, were as follows:

                             JUNE 30, 1999
                               (UNAUDITED)        DECEMBER 31, 1998
                             --------------       -----------------
VAL                               $4,974,261             $5,279,240
VLI                                  919,255                924,330
SPVA                                 101,037                108,172
SPVL                                 117,471                116,428
                                     -------                -------
TOTAL                             $6,112,024             $6,428,170
                                  ----------             ----------

         PRUCO LIFE OF NEW JERSEYVARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



NOTE 4:    NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company of New Jersey's variable insurance and variable annuity products for the six months ended June 30, 1999 and 1998, were as follows:

                                          JUNE 30,
                                   1999               1998
                                   ----               ----
VAL                                   $363,656        $289,854
VLI                                     16,510           6,088
SPVA                                     7,914           9,138
SPVL                                     (110)          10,300
                                         -----        --------
TOTAL                                 $387,970        $315,380
                                      --------        --------
                                      --------        --------

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF ASSETS AND LIABILITIES


                                                                               JUNE 30, 1999
                                                                                (UNAUDITED)             DECEMBER 31, 1998
                                                                          ------------------------   ------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  6/30/99 -- $170,954,397; 12/31/98 -- $170,045,055)                        $152,915,939               $155,374,462
  Real estate investment trusts (cost:  6/30/99 -- $31,875,066;
   12/31/98 -- $10,000,005)                                                            31,085,881                 11,554,649
                                                                          ------------------------   ------------------------


         Total real estate investments                                                184,001,820                166,929,111

MARKETABLE SECURITIES - At estimated market value
   (cost: 6/30/99 -- $3,040,136; 12/31/98 -- $14,967,236)                              $3,032,357                $14,950,525

CASH AND CASH EQUIVALENTS                                                              27,061,204                 58,578,848

DIVIDEND RECEIVABLE                                                                             0                    167,275

OTHER ASSETS (net of allowance for uncollectible
  accounts:  6/30/99 -- $71,600; 12/31/98 -- $66,000)                                   3,421,263                  3,623,513
                                                                          ------------------------   ------------------------

         Total assets                                                                 217,516,644                244,249,272
                                                                          ------------------------   ------------------------

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                   3,113,383                  1,985,400

DUE TO AFFILIATES                                                                         782,785                  1,598,535

OTHER LIABILITIES                                                                         528,229                    504,940
                                                                          ------------------------   ------------------------

         Total liabilities                                                              4,424,397                  4,088,875
                                                                          ------------------------   ------------------------

INVESTMENT COMMITMENTS

         Partners' equity                                                             213,092,247                240,160,397
                                                                          ------------------------   ------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                217,516,644                244,249,272
                                                                          ------------------------   ------------------------
                                                                          ------------------------   ------------------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                          10,366,043                 11,848,275
                                                                          ------------------------   ------------------------
                                                                          ------------------------   ------------------------

SHARE VALUE AT END OF PERIOD                                                               $20.56                     $20.27
                                                                          ------------------------   ------------------------
                                                                          ------------------------   ------------------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                -------------------------------  -------------------------------
                                                                     1999            1998             1999             1998
                                                                --------------  ---------------  ---------------  --------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                        $10,484,907      $12,365,911       $6,857,945      $6,615,864
 Income from interest in properties                                         0           33,463                0          33,463
 Dividend Income from real estate investment trusts                   437,069          167,275          269,794         167,275
 Interest on short-term investments                                 1,052,980          674,152          426,348         395,081
                                                                --------------  ---------------  ---------------  --------------

         Total investment income                                   11,974,956       13,240,801        7,554,087       7,211,683
                                                                --------------  ---------------  ---------------  --------------

EXPENSES:
 Investment managment fee                                           1,345,663        1,391,475          674,919         707,996
 Real estate taxes                                                  1,515,360        1,345,316          947,615         731,582
 Administrative                                                     1,038,915        1,014,144          570,113         589,751
 Operating                                                          1,769,786        1,911,781          844,530       1,013,134
                                                                --------------  ---------------  ---------------  --------------

         Total investment expenses                                  5,669,724        5,662,716        3,037,177       3,042,463
                                                                --------------  ---------------  ---------------  --------------

NET INVESTMENT INCOME                                               6,305,232        7,578,085        4,516,910       4,169,220
                                                                --------------  ---------------  ---------------  --------------

REALIZED AND UNREALIZED LOSS ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold or exchanged                                               17,199,969                0        5,245,092               0
 Less:  Cost of real estate investments sold or exchanged          14,861,657                0        4,906,778               0
           Realization of prior periods' unrealized
            gain on real estate investments sold or exchanged       2,080,673                0          125,686               0
                                                                --------------  ---------------  ---------------  --------------

 Net gain realized on real estate investments sold                    257,639                0          212,628               0
                                                                --------------  ------------------------------------------------


 Change in unrealized loss on real estate investments             (3,631,021)        (214,908)      (2,438,422)       (103,393)
                                                                --------------  ---------------  ---------------  --------------

NET REALIZED AND UNREALIZED LOSS
 ON INVESTMENTS                                                   (3,373,382)        (214,908)      (2,225,794)       (103,393)
                                                                --------------  ---------------  ---------------  --------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                   $2,931,850       $7,363,177       $2,291,116      $4,065,827
                                                                --------------  ---------------  ---------------  --------------
                                                                --------------  ---------------  ---------------  --------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                   1999                        1998
                                                                          ------------------------    ------------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                    $             6,305,232     $             7,578,085
 Net realized gain on real estate investments sold
    and REIT shares exchanged                                                             257,639                           0
 Change in unrealized loss on real estate investments                                 (3,631,021)                   (214,908)
                                                                          ------------------------    ------------------------

         Net increase in net assets resulting from operations                           2,931,850                   7,363,177
                                                                          ------------------------    ------------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (6/30/99 -- 1,482,233 shares; 6/30/98 -- 0 shares)                                (30,000,000)                           0
                                                                          ------------------------    ------------------------

         Net decrease in net assets resulting from
          capital transactions                                                       (30,000,000)                           0
                                                                          ------------------------    ------------------------

NET (DECREASE) INCREASE IN NET ASSETS                                                (27,068,150)                   7,363,177

NET ASSETS -  Beginning of period                                                     240,160,397                 219,531,773
                                                                          ------------------------    ------------------------

NET ASSETS -  End of period                                               $            213,092,247    $            226,894,950
                                                                          ------------------------    ------------------------
                                                                          ------------------------    ------------------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS                  SIX MONTHS
                                                                                   ENDED                       ENDED
                                                                               JUNE 30, 1999               JUNE 30, 1998
                                                                          ------------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                     $             2,931,850     $             7,363,177
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                                        3,373,382                     214,908
 Decrease (Increase) in:
    Dividend receivable                                                                   167,275                     146,999
    Other assets                                                                          202,250                    (202,376)
 (Decrease) Increase in:
    Accounts payable and accrued expenses                                               1,127,982                     327,534
    Due to affiliates                                                                    (815,750)                     43,992
    Other liabilities                                                                      23,289                      81,943
                                                                          ------------------------    ------------------------

         Net cash flows from operating activities                                       7,010,278                   7,976,177
                                                                          ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold                                         6,257,403                           0
 Additions to real estate owned                                                          (864,215)                 (2,796,827)
 Acquisitions of real estate investment trusts                                        (25,839,278)                          0
 Sale of marketable securities, net                                                    11,918,168                   7,576,206
                                                                          ------------------------    ------------------------

         Net cash flows from investing activities                                      (8,527,922)                  4,779,379
                                                                          ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                              (30,000,000)                          0
                                                                          ------------------------    ------------------------

         Net cash flows from financing activities                                     (30,000,000)                          0
                                                                          ------------------------    ------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (31,517,644)                 12,755,556

CASH AND CASH EQUIVALENTS - Beginning of period                                        58,578,848                  12,880,560
                                                                          ------------------------    ------------------------

CASH AND CASH EQUIVALENTS - End of period                                 $            27,061,204     $            25,636,116
                                                                          ------------------------    ------------------------
                                                                          ------------------------    ------------------------

Non-Cash Investing Activity
  Exchange of shares of Meridian real estate investment trust
     for shares of ProLogis real estate investment trust shares           $            10,942,566     $                 -
                                                                          ------------------------    ------------------------
                                                                          ------------------------    ------------------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                           JUNE 30, 1999
                                                                   ---------------------------------------------------------------
                                                                                                                  NET ESTIMATED
                                                                      FACE AMOUNT               COST              MARKET VALUE
                                                                   -------------------    -----------------     ------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                1.4%

Colonial Pipeline Co., 4.80%, July 21, 1999                               $ 1,600,000          $ 1,580,587            $ 1,580,587
Federal National Mortgage Assoc., 6.07%, July 1, 1999                       1,000,000            1,005,976              1,000,677
Shell Oil Co., 6.625%, July 1, 1999                                           100,000              100,703                100,004
John Deere Capital Corp.,  6.50%,  September 20, 1999                         350,000              352,870                351,089
                                                                   -------------------    -----------------     ------------------

TOTAL MARKETABLE SECURITIES                                               $ 3,050,000          $ 3,040,136            $ 3,032,357
                                                                   -------------------    -----------------     ------------------
                                                                   -------------------    -----------------     ------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                           12.7%

American Express Credit Corp., 5.06%, July 6, 1999                          1,400,000            1,397,442              1,397,442
Ameritech Corp., 5.08%, July 7, 1999                                        1,200,000            1,197,799              1,197,799
Eastman Kodak Co., 5.06%, July 8, 1999                                      1,400,000            1,397,245              1,397,245
Bellsouth Telecommunications Inc., 4.95%, July 12, 1999                     1,300,000            1,296,246              1,296,246
Goldman Sachs Group LP, 4.98%, July 12, 1999                                1,208,000            1,203,989              1,203,989
Southern California Edison Co., 5.25%, July 12, 1999                        1,200,000            1,197,725              1,197,725
Procter & Gamble Co., 5.05%, July 13, 1999                                  1,100,000            1,097,068              1,097,068
Colonial Pipeline Co., 4.80%, July 14, 1999                                   556,000              549,773                549,773
IBM Credit Corp., 5.32% July 14, 1999                                       1,018,000            1,015,593              1,015,593
J.P. Morgan and Co., Inc, 4.80%, July 14, 1999                              1,011,000              999,812                999,812
Merrill Lynch & Co., Inc., 5.04% July 14, 1999                                500,000              498,530                498,530
Kellogg Co., 4.97% July 19, 1999                                              600,000              597,681                597,681
General Motors Acceptance Corp., 5.06% July 23, 1999                          700,000              697,048                697,048
TransAmerica Finance Corp., 5.50%, July 27, 1999                              329,000              327,593                327,593
First Data Corp., 5.04% August 17, 1999                                     1,300,000            1,289,626              1,289,626
                                                                   -------------------    -----------------     ------------------

TOTAL CASH EQUIVALENTS                                                    $14,822,000          $14,763,170            $14,763,170

CASH                                                                       12,298,034           12,298,034             12,298,034
                                                                   -------------------    -----------------     ------------------

TOTAL CASH AND CASH EQUIVALENTS                                           $27,120,034          $27,061,204            $27,061,204
                                                                   -------------------    -----------------     ------------------
                                                                   -------------------    -----------------     ------------------

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

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                               JUNE 30,1999                             DECEMBER 31,1998
                                                     ------------------------------------   -------------------------------------
                                                                           ESTIMATED                                   ESTIMATED
                                                                             MARKET                                      MARKET
                                                           COST              VALUE                     COST              VALUE
                                                     ----------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                           71.8%                                       64.7%
Location               Description
---------------------------------------------------------------------------------------------------------------------------------
Lisle, IL              Office Building                $21,749,365        $13,598,709              $21,634,707        $14,123,742
Atlanta, GA            Garden Apartments               15,625,613         16,105,829               15,601,495         15,651,216
Roswell, GA            Retail Shopping Center          32,331,684         29,039,973               32,272,627         28,649,176
Morristown, NJ         Office Building                 19,417,055         11,298,390               19,409,490         11,596,138
Bolingbrook, IL        Warehouse                        8,948,028          7,000,000                8,948,028          7,000,000
Raleigh, NC            Garden Apartments               15,824,682         16,802,000               15,822,682         16,804,570
Nashville, TN          Office Building                  8,497,627         10,333,426                8,448,026         10,152,399
Oakbrook Terrace, IL   Office Complex                  12,945,366         13,500,000               12,945,366         15,750,000
Beaverton, OR          Office Complex                  10,756,953         10,400,000               10,728,618         11,200,000
Salt Lake City, UT     Industrial Building              5,581,807          5,628,797                5,388,134          5,450,000
Aurora, CO             Industrial Building              9,706,389          9,708,815                9,304,171          9,497,221
Brentwood, TN          Office Complex                   9,569,828          9,500,000                9,541,711          9,500,000
                                                     ----------------------------------------------------------------------------
                                                     ----------------------------------------------------------------------------
                                                     $170,954,397       $152,915,939             $170,045,055       $155,374,462
                                                     ----------------------------------------------------------------------------
                                                     ----------------------------------------------------------------------------

REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                           14.6%                                        4.8%

---------------------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                 $7,579,332         $7,820,712                      -                  -
AMB Property Corp (42,100 shares)                         933,851            955,144                      -                  -
Alexandria Real Est Equities (28,600 shares)              809,952            918,775                      -                  -
Apartment Inv & Mngt Co (14,300 shares)                   583,583            613,113                      -                  -
Cousins Properties (14,000 shares)                        501,456            493,500                      -                  -
Equity Office Properties Trust (20,500 shares)            599,574            525,313                      -                  -
Equity Residential (12,800 shares)                        610,368            575,200                      -                  -
Excel Legacy Corp (228,600 shares)                      1,139,376          1,114,425                      -                  -
Franchise Finance Op Amer (22,000 shares)                 539,613            499,125                      -                  -
General Growth Properties (25,100 shares)                 942,137            911,444                      -                  -
Highwoods Properties Inc. (18,000 shares)                 483,143            484,875                      -                  -
Intrawest Corporation (67,500 shares)                   1,114,214          1,042,031                      -                  -
MeriStar Hotels & Resorts Inc. (101,400 shares)           410,670            348,563                      -                  -
Philips International Realty (72,600 shares)            1,195,379          1,216,050                      -                  -
Prime Hospitality Corp. (112,500 shares)                1,320,524          1,279,688                      -                  -
Public Storage (76,300 shares)                          2,207,270          2,122,094                      -                  -
Reckson Service Industries (32,800 shares)                398,066            492,000                      -                  -
Reckson Assoc Realty Corp (49,500 shares)               1,241,460          1,166,344                      -                  -
Starwood Hotels and Resorts (87,200 shares)             3,027,806          2,594,200                      -                  -
Sun Communities Inc. (25,800 shares)                      925,036            912,675                      -                  -
Sunterra Corporation (37,000 shares)                      520,220            474,063                      -                  -
US Restaurant Properties (30,300 shares)                  611,606            651,450                      -                  -
Vornado Realty Trust (45,400 shares)                    1,757,012          1,620,213                      -                  -
Wellsford Real Properties (45,300 shares)                 491,637            486,975                      -                  -
Sun International Hotels Ltd (18,000 shares)              842,580            765,000                      -                  -
Boardwalk Equities Inc. (98,700 shares)                 1,089,201          1,002,913                      -                  -
Meridian REIT Shares (506,894 shares)                         -                  -                 10,000,005         11,554,649
                                                     ----------------------------------------------------------------------------
                                                      $31,875,066        $31,085,881              $10,000,005        $11,554,649
                                                     ----------------------------------------------------------------------------
                                                     ----------------------------------------------------------------------------

                  SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1998 Annual Report on Form 10K.


NOTE 2:  COMMITMENT FROM PARTNER

In prior years, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of March 31, 1999, Prudential's equity interest in the Partnership under this commitment was $39.7 million.

On February 2, 1999, Prudential and its partners withdrew $30 million based on the ratio of each Partners' equity in the Partnership. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 1999 and 1998 management fees incurred by the Partnership were $1,345,663 and $1,391,475 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 1999 and 1998 were $58,148 and $58,064 respectively, and are classified as administrative expenses in the statements of operations.


NOTE 4:  INVESTMENT IN REAL ESTATE INVESTMENT TRUST (REIT)

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied.

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

(a)  LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $30.1 million, a decrease of $43.4 million from $73.5 million at December 31, 1998. The decrease is due primarily to Partners' withdrawals of $30.0 on February 2, 1999.

At the present time, Prudential has decided not to make further contributions to the Partnership for investments in real estate. On February 2, 1999, the Partners made a $30 million withdrawal from excess cash. Further withdrawals may be made by the Partners during 1999 based upon the percentage of assets invested in short-term obligations and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions and capital expenditures. Management anticipates that it's current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future, including anticipated withdrawals by the Partners.

The Partnership's investment policy allows up to 30% investments in cash and short-term obligations. At June 30, 1999, 14% of the Partnership's assets consisted of cash, cash equivalents and marketable securities. Sources of liquidity include net cash flow from property operations, interest from short term investments, and dividends from Real Estate Investment Trust (REIT) shares. Capital expenditures were approximately $900,000 and were of a recurring nature.

(b)  RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended June 30, 1999 and 1998 and an explanation of REIT trading.

JUNE 30, 1999 VS. JUNE 30, 1998

The Partnership's net investment income for the six months ended June 30, 1999 was $6.3 million, a decrease of $1.3 million from net investment income of $7.6 million for the corresponding period in 1998. The Partnership's net investment income for the quarter ended June 30, 1999 was $4.5 million, an increase of $0.3 million from net investment income of $4.2 million for the corresponding period in 1998.

Revenue from real estate and improvements for the first six months of 1999 was $10.5 million, a decrease of $1.9 million or 15.3% from $12.4 million for the corresponding period in 1998. This decrease was primarily due to the sale of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI during 1998.

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. The exchange resulted in a realized gain of $401,713. Dividend income from real estate investment trusts amounted to $0.4 million for the six months ended June 30, 1999, an increase of $0.3 million or 161.3% compared to the corresponding period in 1998. Dividend income from real estate investment trusts increased approximately $100,000 or 61.3% to $269,794 for the quarter ended June 30, 1999. These increases were primarily due to an increase in the amount invested in REIT stocks.

Interest on short-term investments increased $378,828 or 56.2% due primarily to a significantly higher average cash balance during the six months ended June 30, 1999 compared to the corresponding period last year. Cash and cash equivalents maintained through the second quarter of 1999 averaged approximately $50 million when compared to the second quarter of 1998 when average cash and cash equivalents were approximately $30 million.

Real estate taxes increased $170,044 or 12.6% during the six months ended June 30, 1999. This increase was primarily due to increased real estate taxes by the industrial property located in Aurora, CO.

Real estate taxes increased $216,033 or 29.5% when compared to the second quarter of 1998. This increase was primarily due to increased real estate taxes by the industrial property located in Aurora, CO and the apartment complex located in Atlanta, GA, offset by a decrease in real estate tax expense as a result of the sale of Pomona Industrial Park.

Operating expenses decreased $168,604 or 16.6% when compared to the second quarter of 1998 mainly as a result of the sale of the apartment complex located in Farmington Hills, MI and a decrease in operating expenses for the retail center located in Roswell, GA.

The following is a year-to-date and quarterly comparison of the Partnership's property results of operations and realized and unrealized gains or losses, by investment type.

                                                                   SIX MONTHS ENDED JUNE 30,       QUARTER ENDED JUNE 30,
                                                                      1999           1998           1999           1998
                                                                   -----------    -----------    -----------    -----------
NET INVESTMENT INCOME:
Office properties                                                   $3,749,655     $3,231,226     $2,683,159     $1,722,036
Apartment complexes                                                    916,594      2,044,531        532,143      1,006,153
Retail property                                                      1,375,256      1,481,630        686,110        706,595
Industrial properties                                                  156,380      1,046,931         71,130        522,401
Dividend Income from real
 estate investment trust                                               37,069         167,275        269,794        167,275
Other (including interest income,
 investment mgt fee etc.)                                            (329,722)       (393,508)       274,574         44,760

                                                                   -----------    -----------    -----------    -----------
    Total Net Investment Income                                     $6,305,232     $7,578,085     $4,516,910     $4,169,220
                                                                   -----------    -----------    -----------    -----------
                                                                   -----------    -----------    -----------    -----------

UNREALIZED GAIN(LOSS)
 ON INVESTMENTS:

Office properties                                                  ($3,920,080)    $2,662,238    ($2,596,801)    $1,954,150
Apartment complexes                                                    425,925        341,263        491,295        372,271
Retail properties                                                      331,740     (1,670,934)       480,916     (1,616,565)
Industrial properties                                                 (205,450)      (332,475)        (5,360)      (321,561)
Real estate investment trust                                          (263,156)    (1,215,000)      (808,472)      (491,688)

REALIZED GAIN(LOSS) ON INVESTMENTS

Industrial properties                                                   43,641            -              -              -
Real estate investment trust                                           213,998            -          212,628            -
                                                                   -----------    -----------    -----------    -----------
                                                                   ($3,373,382)     ($214,908)   ($2,225,794)     ($103,393)
                                                                   -----------    -----------    -----------    -----------
                                                                   -----------    -----------    -----------    -----------

OFFICE PROPERTIES
Net investment income from property operations for the office sector increased approximately $518,400 or 16% for the six months ended June 30, 1999 when compared to the corresponding period in 1998. This increase in net investment income was primarily due to higher revenue levels experienced by the Oakbrook, IL office complex as the result of a lease termination fee received from one of the tenants.

Net investment income from property operations for the office sector increased approximately $960,000 or 56% during the second quarter of 1999 when compared to the corresponding period in 1998. The increase in net investment income was primarily due to an increase in occupancy levels experienced by the Lisle, IL and Morristown, NJ office complexes.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $3.9 million during the first six months of 1999 compared to a net unrealized gain of $2.7 million in the corresponding period in 1998. The largest share of this net unrealized loss or 58% was primarily due to the office property located in Oakbrook Terrace, IL. This $2.3 million (14%) value decrease was due to costs associated with re-leasing the facility and downtime resulting from the upcoming vacating of the property by the two tenants who currently occupy the entire facility. The Beaverton, OR office property also experienced a net unrealized loss of approximately $0.8 million. This decline in value was due to a change in discounted cash flow assumptions resulting from the large amount of Class "A" space under construction in the local market of which less than 10% is pre-leased. In addition, a lower renewal probability in determining the valuation of the property was utilized for Nike, a major tenant. Tenant improvements and leasing commissions are also projected to occur earlier. The Lisle, IL office property also experienced a net unrealized loss of approximately $0.6 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The office properties experienced a net unrealized loss of approximately $2.6 million during the second quarter of 1999 compared to a net unrealized gain of $2.0 million in the corresponding period in 1998. The loss consisted of $2.3 million at the Oakbrook Terrace, IL property and $330,000 at the Beaverton, OR property for the reasons discussed above.

Occupancy at the Beaverton, OR, Oakbrook Terrace, IL and Brentwood, TN properties remained unchanged from June 30, 1998 at 100%. Occupancy at the Morristown, NJ property increased from 74% at June 30, 1998 to 85% at June 30, 1999 while occupancy at the Lisle, IL office property increased from 60% at June 30, 1998 to 89% at June 30, 1999. As of June 30, 1999 all vacant spaces were being marketed.

APARTMENT COMPLEXES
Net investment income from property operations for the apartment sector was $916,594 for the first six months of 1999, a decrease of $1,127,937 or 55% compared with the corresponding period in 1998. Net investment income from property operations for the apartment complexes was $532,143 for the second quarter of 1999, a decrease of $474,010 or 47.1% compared with the corresponding period in 1998. The decrease was primarily due to the sale of the apartment complex located in Farmington Hills, MI on October 8, 1998.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $425,925 and $341,263 for the six months ended June 30, 1999 and 1998 respectively. The apartments experienced a net unrealized gain of $491,295 and $372,271 for the quarters ended June 30, 1999 and 1998 respectively. The majority of this change in unrealized gain was experienced by the property located in Atlanta, GA which increased as a result of changes in the property's leasing activity and rental rates.

The occupancy at the Atlanta, GA complex decreased from 99% at June 30, 1998 to 97% at June 30, 1999, while occupancy at the apartment complex in Raleigh, NC increased from 90% at June 30, 1998 to 95% at June 30, 1999. As of June 30, 1999, all vacant spaces were being marketed.

RETAIL PROPERTY
Net investment income for the first six months of 1999 for the Partnership's retail property (comprised solely of a retail shopping center) was $1,375,256, a decrease of $106,374 or 7% from $1,481,630 for the six months ended June 30, 1998 due primarily to higher expense levels at the shopping center. Net investment income for the second quarter of 1999 was $686,110, a decrease of $20,485 or 2.9% from $706,595 for the quarter ended June 30, 1998.

The retail property experienced a net unrealized gain of $331,740 and a net unrealized loss of $1,670,934 for the first six months of 1999 and 1998, respectively. The increase in value for 1999 was attributable to an adjustment in cash flow assumptions which resulted when the market re-stabilized after a competing retail property had been built in the same general vicinity. In addition, the overall occupancy at the property increased slightly. The complex is currently being marketed for sale.

The retail property experienced a net unrealized gain of $480,916 and a net unrealized loss of $1,616,565 for the second quarter of 1999 and 1998, respectively. The net unrealized gain and loss are attributable to the aforementioned reasons.

The shopping center was 98% occupied at June 30, 1999 and June 30, 1998. As of June 30, 1999, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES
Net investment income from property operations for the industrial properties decreased from $1,046,931 for the six months ended June 30, 1998 to $156,380 for the corresponding period in 1999. Net investment income from property operations for the industrial properties decreased from $522,401 for the quarter ended June 30, 1998 to $71,130 for the corresponding period in 1999. The majority of the decrease was a result of the sale of Pomona Industrial Park, including the land.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $205,000 and $330,000 for the six months ended June 30, 1999 and 1998, respectively. The majority of the decrease for 1999 was attributable to the Aurora, CO industrial property because there were capital expenditures on the property that were not reflected as an increase in market value.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $5,000 and $320,000 for the quarters ended June 30, 1999 and 1998, respectively. The majority of the decrease for 1998 was attributable to the industrial properties located in Aurora, CO and Pomona, CA.

The occupancy at the Bolingbrook, IL property was 100% at June 30, 1999 and June 30, 1998. The occupancy at the Salt Lake City, Utah property increased to 33% at June 30, 1999 from 0% at June 30, 1998. The Aurora, CO property's occupancy rate increased to 67% at June 30, 1999 from 23% at June 30, 1998. As of June 30, 1999, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS
During the first six months of 1999, the Partnership recognized a realized gain of $401,713 from the exchange of 506,894 shares of Meridian REIT for 557,583 shares of REIT which was offset by a realized loss of $187,715 primarily as a result of the sale of 171,375 ProLogis REIT shares.

The Partnership recognized a net realized gain from real estate investment trusts of $212,628 for the second quarter of 1999 primarily as a result of the sale of ProLogis REIT shares.

Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied


OTHER
Other net investment income increased $63,786 or 16.2% during the six months ended June 30, 1999. This includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The increase was due primarily to an increase in interest income from short-term investments coupled with a decrease in investment management fees being offset by an increase in expenses not related to property activities.

Other net investment income increased $229,813 or 513.4% during the second quarter of 1999. Interest income on short-term investments increased primarily as a result of a the Partnership maintaining a significantly higher cash balance when compared to the corresponding period last year as mentioned previously. In addition, investment management fees and expenses not related to property activities decreased when compared to the same quarter last year.

(c) THE YEAR 2000 ISSUE
Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Partnership's Year 2000 issue from that of the Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

The Business Application, Infrastructure and Business Partners components of Prudential's Year 2000 project are substantially complete. Although a small number of projects did not meet their targeted completion dates in the second quarter, Prudential expects all projects will be completed by September, 1999. Accordingly, these delays do not have a significant impact on the timing of the project as a whole.

Prudential believes that the Year 2000 project is substantially on schedule. Prudential is continuing to review and update their contingency plans until 2000 in an effort to reduce the level of uncertainty about the effect of the Year 2000 issue and further mitigate risk. Prudential believes that, with the completion of the Year 2000 program as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Prudential has investment securities that are both publicly traded and privately placed. Prudential is exposed to the risk that issuers of these investments will be adversely affected by Year 2000 issues. Prudential assesses the impact which Year 2000 issues may have on our investments as part of due diligence for proposed new investments as well as their ongoing review of current portfolio holdings. Any recommended actions with respect to particular investments consider the disclosed potential impact of Year 2000 on the issuer.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and does not use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. At June 30, 1999, 86% of the Partnership's investments were in real estate.

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


                b)   REPORT ON FORM 8-K

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                                  (Registrant)
          ------------------------------------------------------------





Date:     August 16, 1999                  By:  /s/
       ---------------------------              ------------------------------

                                                Esther H. Milnes
                                                President and Director






Date:     August 16, 1999                  By:  /s/
       ---------------------------              ------------------------------

                                                Dennis Sullivan
                                                Principal Financial Officer and
                                                 Chief Accounting Officer