Form 10-Q
period 2000-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC; PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2000-05-15
CIK 829114, 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20018



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  IN RESPECT OF

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        ----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         NEW JERSEY                                     22-2426091
------------------------------                 --------------------------------
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
              ----------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (800) 778-2255
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



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


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A.      PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

            Statements of Net Assets - March 31, 2000 and December 31,
             1999                                                              3

            Statements of Operations - Three Months Ended March 31,
             2000 and 1999                                                     3

            Statements of Changes in Net Assets - Three Months Ended
             March 31, 2000 and 1999                                           3

            Notes to the Financial Statements of the Account                   4

B.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

            Consolidated Statements of Assets and Liabilities - March 31,
             2000 and December 31, 1999                                        6

            Consolidated Statements of Operations - Three Months Ended
             March 31, 2000 and 1999                                           7

            Consolidated Statements of Changes in Net Assets - Three
             Months Ended March 31, 2000 and 1999                              8

            Consolidated Statements of Cash Flows - Three Months Ended
             March 31, 2000 and 1999                                           9

            Consolidated Schedules of Investments - March 31, 2000 and
             December 31, 1999                                                10

            Notes to the Financial Statements of the Partnership              15

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                16

 Item 3. Quantitative and Qualitative Disclosures About Market Risks          20

PART II - OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders                  21

 Item 6. Exhibits and Reports on Form 8-K                                     21

Signature Page                                                                22

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
March 31, 2000 and December 31, 1999
                                                                              MARCH 31, 2000
ASSETS                                                                          (UNAUDITED)              DECEMBER 31, 1999
                                                                            -------------------        --------------------
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                                        $        9,106,724         $         9,074,151
                                                                            -------------------        --------------------
Net Assets                                                                  $        9,106,724         $         9,074,151
                                                                            -------------------        --------------------
                                                                            -------------------        --------------------

NET ASSETS, representing:
Equity of contract owners (Note 3)                                          $        5,867,960         $         5,925,394
Equity of Pruco Life Insurance Company of New Jersey                                 3,238,764                   3,148,757
                                                                            -------------------        --------------------
                                                                            $        9,106,724         $         9,074,151
                                                                            -------------------        --------------------
                                                                            -------------------        --------------------


STATEMENTS OF OPERATIONS
For the three months ended March 31, 2000 and 1999
                                                                                    2000                       1999
                                                                            -------------------        --------------------
INVESTMENT INCOME
Net investment income from Partnership operations                           $          153,108         $            75,627
                                                                            -------------------        --------------------

EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration                                                 8,546                       8,862
                                                                            -------------------        --------------------
NET INVESTMENT INCOME                                                                  144,562                      66,765
                                                                            -------------------        --------------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
Net change in unrealized loss on investments in Partnership                           (125,137)                    (64,268)
Realized gain on sale of investments in Partnership                                      4,602                      18,835
                                                                            -------------------        --------------------
NET LOSS ON INVESTMENTS                                                               (120,535)                    (45,433)
                                                                            -------------------        --------------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                                  $           24,027         $            21,332
                                                                            -------------------        --------------------
                                                                            -------------------        --------------------


STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2000 and 1999
                                                                                    2000                       1999
                                                                            -------------------        --------------------
OPERATIONS
Net investment income                                                       $          144,562                      66,765
Net change in unrealized loss on investments in Partnership                           (125,137)                    (64,268)
Realized gain on sale of investments in Partnership                                      4,602                      18,835
                                                                            -------------------        --------------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                                              24,027                      21,332
                                                                            -------------------        --------------------

CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 4)                                            (69,953)                   (138,539)
Net contributions by Pruco Life Insurance Company of New Jersey                         78,499                     147,401
                                                                            -------------------        --------------------

NET INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                                    8,546                       8,862
                                                                            -------------------        --------------------

TOTAL INCREASE IN NET ASSETS                                                            32,573                      30,194

NET ASSETS
Beginning of period                                                                  9,074,151                   9,260,250
                                                                            -------------------        --------------------
End of period                                                               $        9,106,724         $         9,290,444
                                                                            -------------------        --------------------
                                                                            -------------------        --------------------

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2000
                                   (UNAUDITED)



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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1999 Annual Report on Form 10K.


NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 2000 and December 31, 1999, the Real Property Account's interest in the Partnership was 4.3% or 435,051 shares.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at March 31, 2000 and December 31, 1999 were as follows:

                                        MARCH 31, 2000
                                         (UNAUDITED)      DECEMBER 31, 1999
                                         -----------      -----------------
NUMBER OF SHARES (ROUNDED):                435,051             435,051
NET ASSET VALUE PER SHARE (ROUNDED):        $20.93              $20.86
COST:                                     $5,058,737          $5,058,737

NOTE 3:      CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at March 31, 2000 and December 31, 1999 by product, were as follows:

                               MARCH 31, 2000
                                 (UNAUDITED)       DECEMBER 31, 1999
                                 -----------       -----------------
VAL                                 $4,776,669            $4,815,383
VLI                                    889,433               889,633
SPVA                                    83,481               101,868
SPVL                                   118,377               118,510
                                    ----------            ----------

TOTAL                               $5,867,960           $5,925,394
                                  ------------          ------------
                                  ------------          ------------

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 4:    NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company of New Jersey's variable insurance and variable annuity products for the three months ended March 31, 2000 and 1999, were as follows:

                                          MARCH 31,
                                   2000               1999
                                   ----               ----
                                         (UNAUDITED)
VAL                                    $48,759          $137,766
VLI                                      2,607               592
SPVA                                    18,397               181
SPVL                                       190                 0
                                       -------          --------

TOTAL                                  $69,953          $138,539
                                     ---------        ----------
                                     ---------        ----------

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                            MARCH 31, 2000
                                                                              (UNAUDITED)         DECEMBER 31, 1999
                                                                          -------------------    -------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  3/31/2000 -- $191,416,007; 12/31/1999 -- $190,007,568)               $169,398,225           $171,154,516
  Real estate partnerships (cost: 3/31/2000 -- $5,356,339;
   12/31/1999 -- $5,187,126)                                                       4,756,035              4,506,257
  Real estate investment trusts (cost:  3/31/2000 -- $31,391,740;
   12/31/1999 -- $32,535,158)                                                     29,676,501             29,727,085
                                                                          -------------------    -------------------

         Total real estate investments                                           203,830,761            205,387,858

MARKETABLE SECURITIES - At estimated market value
   (cost: 3/31/2000 -- $1,825,483; 12/31/1999 -- $2,805,493)                      $1,820,690             $2,797,008

CASH AND CASH EQUIVALENTS                                                         17,647,326             13,972,669

DIVIDEND RECEIVABLE                                                                  114,585                131,542

OTHER ASSETS (net of allowance for uncollectible
  accounts:  3/31/2000 -- $39,000; 12/31/1999 -- $179,000)                         2,416,143              2,853,576
                                                                          -------------------    -------------------

         Total assets                                                            225,829,505            225,142,653
                                                                          -------------------    -------------------

LIABILITIES

MORTGAGE LOAN PAYABLE                                                             10,160,361             10,184,662

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              2,624,173              2,967,614

DUE TO AFFILIATES                                                                    866,145                869,477

OTHER LIABILITIES                                                                    719,263                525,892

MINORITY INTEREST                                                                    482,022                372,068
                                                                          -------------------    -------------------

         Total liabilities                                                        14,851,964             14,919,713
                                                                          -------------------    -------------------

INVESTMENT COMMITMENTS

         Partners' equity                                                        210,977,541            210,222,940
                                                                          -------------------    -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                         $ 225,829,505          $ 225,142,653
                                                                          -------------------    -------------------
                                                                          -------------------    -------------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                     10,078,921             10,078,921
                                                                          -------------------    -------------------
                                                                          -------------------    -------------------

SHARE VALUE AT END OF PERIOD                                                          $20.93                 $20.86
                                                                          -------------------    -------------------
                                                                          -------------------    -------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS           THREE MONTHS
                                                                ENDED                  ENDED
                                                           MARCH 31, 2000         MARCH 31, 1999
                                                         ------------------     ------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                      $5,861,463             $3,626,962
 Equity in income of real estate partnerships                      169,213                      0
 Dividend Income                                                   353,751                167,275
 Interest on short-term investments                                247,748                626,633
                                                         ------------------     ------------------

         Total investment income                                 6,632,175              4,420,870
                                                         ------------------     ------------------

EXPENSES:
 Investment management fee                                         668,314                670,744
 Real estate taxes                                                 657,399                567,745
 Administrative                                                    616,858                468,802
 Operating                                                         954,641                925,256
 Interest                                                          176,107                      0
 Minority interest                                                  11,785                      0
                                                         ------------------     ------------------

         Total investment expenses                               3,085,104              2,632,547
                                                         ------------------     ------------------

NET INVESTMENT INCOME                                            3,547,071              1,788,323
                                                         ------------------     ------------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
 Net proceeds from real estate investments sold
  or converted                                                   3,730,550             12,000,003
 Less:  Cost of real estate investments sold
  or converted                                                   4,543,603             10,000,005
           Realization of prior periods' unrealized
           (loss) gain on real estate investments
               sold or converted                                  (919,678)             1,554,644
                                                         ------------------     ------------------

 Net gain realized on real estate
            investments sold or converted                          106,625                445,354
                                                         ------------------     --------------------

 Change in unrealized loss on real estate
  investments                                                   (2,911,009)            (1,592,943)
 Minority interest in unrealized loss on
   investments                                                      11,914                      0
                                                         ------------------     ------------------

 Net unrealized loss on real estate investments                 (2,899,095)            (1,592,943)
                                                         ------------------     ------------------

NET REALIZED AND UNREALIZED
 LOSS ON INVESTMENTS                                            (2,792,470)            (1,147,589)
                                                         ------------------     ------------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                  $754,601               $640,734
                                                         ------------------     ------------------
                                                         ------------------     ------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                           THREE MONTHS         THREE MONTHS
                                                                               ENDED                ENDED
                                                                           MARCH 31, 2000       MARCH 31, 1999
                                                                         ------------------   ------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                          $3,547,071           $1,788,323
 Net realized gain on real estate investments sold
    or converted                                                                   106,625              445,354
 Change in unrealized loss on real estate investments                           (2,899,095)          (1,592,943)
                                                                         ------------------   ------------------

         Net increase in net assets resulting from operations                      754,601              640,734
                                                                         ------------------   ------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (3/31/2000 -- 0 shares; 3/31/1999 -- 1,482,233 shares)                                0          (30,000,000)
                                                                         ------------------   ------------------

         Net decrease in net assets resulting from
          capital transactions                                                           0          (30,000,000)
                                                                         ------------------   ------------------

NET INCREASE (DECREASE) IN NET ASSETS                                              754,601          (29,359,266)

NET ASSETS -  Beginning of period                                              210,222,940          240,160,397
                                                                         ------------------   ------------------

NET ASSETS -  End of period                                                   $210,977,541         $210,801,131
                                                                         ------------------   ------------------
                                                                         ------------------   ------------------








                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS          THREE MONTHS
                                                                                  ENDED                 ENDED
                                                                             MARCH 31, 2000        MARCH 31, 1999
                                                                           ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                               $754,601              $640,734
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                                   2,792,470             1,147,589
 Equity in income of real estate partnership's
   operations in excess of distributions                                            (169,212)                    0
 Minority interest from operating activities                                          11,785                     0
 Bad debt expense                                                                     20,272                10,781
 Decrease (Increase) in:
    Dividend receivable                                                               16,957               167,275
    Other assets                                                                     417,161             1,350,821
 (Decrease) Increase in:
    Accounts payable and accrued expenses                                           (343,441)             (201,364)
    Due to affiliates                                                                 (3,332)             (835,759)
    Other liabilities                                                                193,371               (12,771)
                                                                           ------------------    ------------------

         Net cash flows from operating activities                                  3,690,632             2,267,306
                                                                           ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
   Net proceeds from real estate investments sold                                  3,730,550                43,641
   Acquisition of real estate investment trust                                    (3,400,186)                    0
   Additions to real estate owned                                                 (1,408,439)             (287,806)
   Sale of marketable securities, net                                                976,318            10,753,885
                                                                           ------------------    ------------------

         Net cash flows from investing activities                                   (101,757)           10,509,720
                                                                           ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                         (24,301)                    0
 Withdrawals by partners                                                                   0           (30,000,000)
 Contributions from minority interest partners                                       110,083                     0
                                                                           ------------------    ------------------

         Net cash flows from financing activities                                     85,782           (30,000,000)
                                                                           ------------------    ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            3,674,657           (17,222,974)

CASH AND CASH EQUIVALENTS - Beginning of period                                   13,972,669            58,578,848
                                                                           ------------------    ------------------

CASH AND CASH EQUIVALENTS - End of period                                        $17,647,326           $41,355,874
                                                                           ------------------    ------------------
                                                                           ------------------    ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the quarter for interest                                         $176,107                    $0
                                                                           ------------------    ------------------
                                                                           ------------------    ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Exchange of shares of Meridian real estate investment trust
     for shares of ProLogis real estate investment trust shares                           $0           $10,942,566
                                                                           ------------------    ------------------
                                                                           ------------------    ------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULE OF INVESTMENTS

                                                            MARCH 31,2000
                                                             (UNAUDITED)                                DECEMBER 31,1999
                                               --------------------------------------       ----------------------------------------
                                                                        ESTIMATED                                      ESTIMATED
                                                                          MARKET                                         MARKET
                                                       COST               VALUE                     COST                 VALUE
                                               -------------------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                         80.3%                                          81.4%
Location              Description
----------------------------------------------------------------------------------------------------------------------------------
Lisle, IL             Office Building              $22,193,122         $14,017,291               $22,075,782          $13,895,122
Atlanta, GA           Garden Apartments             15,651,704          16,204,860                15,646,846           16,104,268
Roswell, GA           Retail Shopping Center        32,438,018          27,004,476                32,394,853           27,000,939
Morristown, NJ        Office Building               20,370,990          11,856,783                20,116,694           12,337,499
Bolingbrook, IL       Warehouse                      8,948,028           6,600,000                 8,948,028            7,000,000
Raleigh, NC           Garden Apartments             15,833,928          17,000,000                15,833,928           17,004,623
Nashville, TN         Office Building                8,513,745          10,003,835                 8,509,908           10,000,000
Oakbrook Terrace, IL  Office Complex                12,945,366          14,200,000                12,945,366           14,200,000
Beaverton, OR         Office Complex                10,768,811           9,100,000                10,768,811           10,400,866
Salt Lake City, UT    Industrial Building            5,640,709           5,700,050                 5,640,709            5,703,419
Aurora, CO            Industrial Building           10,130,644           9,810,930                10,119,072           10,520,780
Brentwood, TN         Office Complex                 9,606,828           9,500,000                 9,606,828            9,537,000
*Jacksonville, FL     Garden Apartments             18,374,114          18,400,000                17,400,743           17,450,000
                                               -------------------------------------------------------------------------------------
                                                  $191,416,007        $169,398,225              $190,007,568         $171,154,516
                                               -------------------------------------------------------------------------------------
                                               -------------------------------------------------------------------------------------




REAL ESTATE PARTNERSHIPS (PERCENT OF NET ASSETS)                              2.3%                                           2.1%
Location              Description
------------------------------------------------------------------------------------------------------------------------------------

                                              -------------------------------------------------------------------------------------
Kansas City, KS; MO   Retail Shopping Center        $5,356,339          $4,756,035                $5,187,126           $4,506,257
                                               -------------------------------------------------------------------------------------
                                               -------------------------------------------------------------------------------------




*  Real estate partnership accounted for by the consolidated method.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                       MARCH 31, 2000
                                                                        -------------------------------------------
REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                         14.1%

                                                                                                     ESTIMATED
                                                                                                      MARKET
                                                                              COST                     VALUE
-------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                         $7,579,332               $7,434,504
AMB Property Corp (42,100 shares)                                                 933,851                  905,150
Alexandria Real Est Equities (25,600 shares)                                      726,957                  768,000
Apartment Inv & Mgmt Co - Class A (23,900 shares)                                 945,347                  912,681
Centerpoint Properties Corp (18,600 shares)                                       632,302                  677,738
Cousins Properties (25,600 shares)                                                919,307                  942,400
Equity Office Properties Trust (32,400 shares)                                    901,571                  814,050
Equity Residential Property Trust                                                       -                        -
Excel Legacy Corp (322,300 shares)                                              1,479,431                1,087,763
Franchise Finance Cp Amer (37,800 shares)                                         910,018                  878,850
Frontline Capital Growth (15,700 shares)                                          190,729                  690,800
General Growth Properties (13,600 shares)                                         512,353                  413,950
Intrawest Corporation (76,100 shares)                                           1,258,575                1,284,188
MeriStar Hospitality Corp (27,500 shares)                                         441,326                  479,531
MeriStar Hotels & Resorts Inc. (239,100 shares)                                   875,818                  702,356
Mission West Properties (133,200 shares)                                        1,068,474                1,140,525
Philips International Realty (68,500 shares)                                    1,129,948                1,138,813
Post Properties (11,800 shares)                                                   455,733                  475,688
Prime Hospitality Corp. (104,700 shares)                                        1,222,556                  759,075
Public Storage, Common (43,700 shares)                                          1,193,963                  917,700
Public Storage, Preferred (10,500 shares)                                         210,330                  206,061
Reckson Service Industries                                                              -                        -
Reckson Assoc Realty Corp (32,500 shares)                                         805,151                  609,375
Spieker Properties (12,000 shares)                                                426,078                  534,000
Starwood Hotels and Resorts (85,200 shares)                                     2,710,715                2,236,500
Sun Communities Inc.                                                                    -                        -
Vornado Realty Trust (49,800 shares)                                            1,812,956                1,668,300
Sun International Hotels Ltd (12,100 shares)                                      256,539                  235,950
Boardwalk Equities, Inc.  (186,100 shares)                                      1,792,380                1,762,553
                                                                        -------------------------------------------
                                                                              $31,391,740              $29,676,501
                                                                        -------------------------------------------
                                                                        -------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                          DECEMBER 31, 1999
                                                                           ----------------------------------------
REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                         14.1%

                                                                                                         ESTIMATED
                                                                                                           MARKET
                                                                                  COST                     VALUE
-------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                         $7,579,332               $7,434,504
AMB Property Corp (42,100 shares)                                                 933,851                  839,369
Alexandria Real Est Equities (30,800 shares)                                      874,221                  979,825
Apartment Inv & Mgmt Co - Class A (16,500 shares)                                 672,953                  656,906
Centerpoint Properties Corp (16,200 shares)                                       544,308                  581,175
Cousins Properties (24,800 shares)                                                890,459                  841,650
Equity Office Properties Trust (32,400 shares)                                    901,571                  797,850
Equity Residential Property Trust (13,100 shares)                                 623,573                  559,206
Excel Legacy Corp (322,300 shares)                                              1,479,431                1,067,619
Franchise Finance Cp Amer (25,500 shares)                                         620,027                  610,406
General Growth Properties (13,600 shares)                                         512,353                  380,800
Intrawest Corporation (76,100 shares)                                           1,258,575                1,317,481
MeriStar Hotels & Resorts Inc. (239,100 shares)                                   875,818                  851,794
Mission West Properties (116,800 shares)                                          938,124                  905,200
Philips International Realty (63,700 shares)                                    1,052,331                1,047,069
Prime Hospitality Corp. (112,500 shares)                                        1,320,524                  991,406
Public Storage (45,100 shares)                                                  1,269,884                1,023,206
Reckson Service Industries (18,200 shares)                                        221,041                1,135,225
Reckson Assoc Realty Corp (52,200 shares)                                       1,299,227                1,070,100
Spieker Properties (12,000 shares)                                                426,078                  437,250
Starwood Hotels and Resorts (87,200 shares)                                     3,027,806                2,049,200
Sun Communities Inc. (16,700 shares)                                              606,047                  537,531
Vornado Realty Trust (51,800 shares)                                            1,930,911                1,683,500
Sun International Hotels Ltd (30,900 shares)                                    1,116,266                  598,688
Boardwalk Equities, Inc.  (146,800 shares)                                      1,560,447                1,330,125
                                                                           ----------------------------------------
                                                                              $32,535,158              $29,727,085
                                                                           ----------------------------------------
                                                                           ----------------------------------------



                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                          MARCH 31, 2000
                                                                   ----------------------------------------------------------------
                                                                                                                  NET ESTIMATED
                                                                      FACE AMOUNT              COST                MARKET VALUE
                                                                   ------------------    ------------------     -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                 0.9%

Ford Motor Credit Co., 7.50%, April 6, 2000                                 $150,000              $151,779                $151,158
CIT Group Inc., 6.80%, April 17, 2000                                        500,000               503,765                 502,501
Associates Corp of North America, 6.71%, June 1, 2000                      1,160,000             1,169,939               1,167,031
                                                                   ------------------    ------------------     -------------------

TOTAL MARKETABLE SECURITIES                                               $1,810,000            $1,825,483              $1,820,690
                                                                   ------------------    ------------------     -------------------
                                                                   ------------------    ------------------     -------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                             8.4%

Southern California Edison, 5.85%, April 3, 2000                            $425,000              $423,204                $423,204
UBS Fin Del LLC, 6.375%, April 3, 2000                                       218,000               217,884                 217,884
AT&T Corp., 5.85%, April 4, 2000                                             500,000               497,806                 497,806
General Electric Capital Corp., 5.85%, April 4, 2000                         400,000               398,245                 398,245
Metlife Funding Inc., 5.85%, April 4, 2000                                   339,000               337,513                 337,513
Pepsico Inc., 6.07%, April 4, 2000                                           806,000               805,456                 805,456
Procter & Gamble Co., 5.85%, April 4, 2000                                   650,000               645,775                 645,775
Salomon Smith Barney Hldgs Inc., 5.85%, April 4, 2000                        800,000               794,800                 794,800
Homeside Lending Inc., 5.87%, April 5, 2000                                  865,000               861,051                 861,051
Clorox Co., 5.90%, April 10, 2000                                            150,000               149,140                 149,140
First Tennesse, N.A., 5.93%, April 10, 2000                                  800,000               799,946                 799,946
Merrill Lynch & Co., Inc., 6.04%, April 10, 2000                             879,000               876,198                 876,198
Bell Atlantic Network Funding, 6.05%, April 11, 2000                         205,000               204,139                 204,139
General Electric Capital Corp, 6.09%, April 12, 2000                         113,000               112,732                 112,732
NIKE Inc., 6.00%, April 12, 2000                                             797,000               793,546                 793,546
Bell Atlantic Network Funding, 6.05%, April 13, 2000                         186,000               185,156                 185,156
Pitney Bowes Credit Corp., 6.02%, April 13, 2000                             340,000               338,465                 338,465
J. P. Morgan and Co., Inc., 6.10%, April 14, 2000                            520,000               517,973                 517,973
Countrywide Home Loans., 6.12%, April 18, 2000                               864,000               860,769                 860,769
Paccar Financial Corp., 6.05%, April 18, 2000                                860,000               856,965                 856,965
E.I. Du Pont De Nemours & Co., Inc., 6.03%, April 24, 2000                   600,000               597,287                 597,287
PPG Industries., 6.06%, April 24, 2000                                       702,000               699,164                 699,164
Federal Home Loan Mortgage Corp., 6.00%, April 25, 2000                    1,357,000             1,350,441               1,350,441
General Mills Inc., 6.02%, April 26, 2000                                    860,000               855,686                 855,686
Federal Home Loan Mortgage Corp., 6.09%, May 4, 2000                         119,000               118,295                 118,295
General Electric Capital Corp., 6.08%, May 10, 2000                          100,000                99,308                  99,308
General Motors Acceptance Corp., Inc., 6.06%, May 15, 2000                   758,000               752,003                 752,003
J.P. Morgan and Co., Inc., 6.10%, May 22, 2000                               350,000               346,323                 346,323
                                                                   ------------------    ------------------     -------------------


TOTAL CASH EQUIVALENTS                                                    15,563,000            15,495,270              15,495,270

CASH                                                                       2,152,056             2,152,056               2,152,056
                                                                   ------------------    ------------------     -------------------

TOTAL CASH AND CASH EQUIVALENTS                                          $17,715,056           $17,647,326             $17,647,326
                                                                   ------------------    ------------------     -------------------
                                                                   ------------------    ------------------     -------------------



                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                         DECEMBER 31, 1999
                                                                    ---------------------------------------------------------------
                                                                                                                   NET ESTIMATED
                                                                       FACE AMOUNT              COST               MARKET VALUE
                                                                    ------------------    -----------------      ------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                 1.3%

J.P. Morgan and Co., Inc., 5.96%, March 13, 2000                             $995,000             $980,010                $980,010
Ford Motor Credit Co., 7.50%, April 6, 2000                                   150,000              151,779                 150,654
CIT Group Inc., 6.80%, April 17, 2000                                         500,000              503,765                 501,487
Associates Corp of North America, 6.71%, June 1, 2000                       1,160,000            1,169,939               1,164,857
                                                                    ------------------    -----------------      ------------------

TOTAL MARKETABLE SECURITIES                                                $2,805,000           $2,805,493              $2,797,008
                                                                    ------------------    -----------------      ------------------
                                                                    ------------------    -----------------      ------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                             6.6%

Duke Energy Corp., 5.00%, January 3, 2000                                    $550,000             $549,771                $549,771
Bell Atlantic Financial Services, 5.20%, January 7, 2000                      672,000              671,321                 671,321
Household Finance Corp, 5.93%, January 18, 2000                               990,000              983,314                 983,314
Ford Motor Credit Co., 6.00%, January 21, 2000                                847,000              840,789                 840,789
American Express Cr. Corp., 6.02%, January 26, 2000                           999,000              990,981                 990,981
Procter & Gamble Co., 6.00%, January 26, 2000                                 200,000              197,867                 197,867
Goldman Sachs Group L.P., 6.43%, January 31, 2000                           1,000,000              991,963                 991,963
Countrywide Home Loans, 6.00%, February 3, 2000                               990,000              980,595                 980,595
Merrill Lynch & Co., Inc., 5.98%, February 3, 2000                            990,000              980,626                 980,626
Unifunding Inc., 6.05%, February 3, 2000                                      900,000              892,135                 892,135
Metlife Funding Inc., 5.90%, February 4, 2000                                 841,000              832,730                 832,730
General Electric Cap Corp., 5.95%, February 10, 2000                          350,000              346,182                 346,182
GTE Funding, Inc., 6.10%, February 10, 2000                                 1,000,000              990,681                 990,681
E.I. Du Pont De Nemours & Co. Inc., 6.00%,  February 11, 2000                 250,000              246,667                 246,667
General Electric Capital Corp., 5.92% March 1,  2000                          406,000              400,258                 400,258
                                                                    ------------------    -----------------      ------------------

TOTAL CASH EQUIVALENTS                                                     10,985,000           10,895,880              10,895,880

CASH                                                                        3,076,789            3,076,789               3,076,789
                                                                    ------------------    -----------------      ------------------

TOTAL CASH AND CASH EQUIVALENTS                                           $14,061,789          $13,972,669             $13,972,669
                                                                    ------------------    -----------------      ------------------
                                                                    ------------------    -----------------      ------------------




                        SEE NOTES TO FINANCIAL STATEMENTS

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1999 Annual Report on Form 10K.


NOTE 2: COMMITMENT FROM PARTNER

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $226 million in net assets, the commitment has been automatically reduced to $80 million. As of March 31, 2000, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $35.8 million. Prudential does not intend to make contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.


NOTE 3: RELATED TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2000 and 1999 management fees incurred by the Partnership were $668,314 and $670,744 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the three months ended
March 31, 2000 and 1999 were $29,157 and $29,032 respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Real Property Account (the "Account") are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The Partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners").

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Financial Statements and the related Notes to the Financial Statements included elsewhere herein.

(a) LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $19.5 million, an increase of $2.7 million from December 31, 1999. This increase was due primarily to the sale of REIT shares during the first quarter of 2000 and operations of the Partnership's properties. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash or liquid instruments. At March 31, 2000, 9% of the Partnership's assets consisted of cash, cash equivalents and marketable securities.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $226 million in net assets, the commitment has been automatically reduced to $80 million. As of March 31, 2000, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $35.8 million. Prudential does not intend to make any contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.

The Partners made $36 million in withdrawals during 1999 from excess cash. Additional withdrawals may be made by the Partners during 2000, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first quarter 2000, the Partnership spent approximately $1.4 million in capital expenditures. Approximately $1.0 million were associated with construction costs pertaining to the apartment complex located in Jacksonville, FL. The balance was associated with leasing activity at the office properties located in Morristown, NJ and Lisle, IL.


(b) RESULTS OF OPERATIONS

The following is a brief discussion of the Partnership's results of operations for the quarters ended March 31, 2000 and 1999.

MARCH 31, 2000 VS. MARCH 31, 1999

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type, for the three months ended March 31, 2000 and March 31, 1999.

                                                      QUARTER ENDED MARCH 31,
                                                    2000                   1999
                                              ---------------         ---------------
NET INVESTMENT INCOME:

Office properties                                 $1,579,739              $1,066,496
Apartment complexes                                  912,454                 384,451
Retail property                                      707,880                 689,146
Industrial properties                                377,080                  85,250
Income from interest in properties                   169,213                       -
Dividend income from real estate
 investment trusts                                   353,751                 167,275
Other (including interest income,
 investment mgt fee, etc.)                          (553,046)               (604,295)

                                              ---------------         ---------------
TOTAL NET INVESTMENT INCOME                       $3,547,071              $1,788,323
                                              ---------------         ---------------
                                              ---------------         ---------------

                                                      QUARTER ENDED MARCH 31,
                                                    2000                   1999
                                              ---------------         ---------------
REALIZED GAIN ON INVESTMENTS:

Industrial properties                                     $0                 $43,641
Real estate investment trusts                        106,625                 401,713

UNREALIZED GAIN (LOSS) ON INVESTMENTS:

Office properties                                 (2,068,051)             (1,323,279)
Apartment complexes                                   79,652                 (65,370)
Retail property                                      (39,629)               (149,176)
Industrial properties                             (1,124,790)               (200,090)
Interest in properties                                80,566                       -
Real estate investment trusts                        173,157                 144,972

TOTAL REALIZED AND UNREALIZED LOSS            ---------------         ---------------
 ON INVESTMENTS                                  ($2,792,470)            ($1,147,589)
                                              ---------------         ---------------
                                              ---------------         ---------------

The Partnership's net investment income for the quarter ended March 31, 2000 was $3.5 million, an increase of $1.8 million from the corresponding quarter in the prior year. This increase was primarily the result of the following factors; the acquisitions of a controlling interest in an apartment complex in Jacksonville, FL and an equity investment in a retail portfolio located in the Kansas City, MO area during the third quarter 1999. Additionally, occupancy increased at the industrial property located in Aurora, CO and the office complex located in Morristown, NJ.

Revenue from real estate properties was $5.9 million, for the first three months of 2000. An increase of $2.2 million, or 61.6%, from $3.6 million in the corresponding period 1999, mainly as a result of the acquisition of the controlling interest in a Jacksonville, FL apartment complex and increased occupancy previously discussed.

Income from interest in properties increased $169,213 or 100% during the first quarter of 2000, as a result of the Partnership's equity investment interest in the retail portfolio located in the Kansas City, MO area.

Dividend income from real estate investment trusts amounted to approximately $0.4 million for the quarter ended March 31, 2000, an increase of approximately $0.2 million, or 111.5%, compared to the corresponding quarter in 1999. This increase was primarily due to an increase in the amount invested in REIT stocks.

Interest on short-term investments decreased approximately $0.4 million or 60.5% for the quarter ended March 31, 2000 due primarily to a significantly lower average cash balance during the quarter ended March 31, 2000 compared to the prior corresponding period. Cash and cash equivalents maintained during the first quarter of 2000 averaged approximately $15.8 million when compared to the first quarter of 1999 when the average cash and cash equivalents were approximately $40.0 million.

Real estate taxes increased $89,654 or 15.8% for the first quarter ended 2000, primarily as a result of the acquisition of the controlling interest in an apartment complex located in Jacksonville, FL.

Administrative expenses increased $148,056, or 31.6%, for the first three months of 2000 over the corresponding period 1999. This increase was primarily due to the acquisition of the controlling interest in an apartment complex located in Jacksonville, FL coupled with higher expense levels experienced by the office property located in Morristown, NJ.

Interest expense increased $176,107, or 100%, in the first three months of 2000 compared to the corresponding period of 1999, as a result of the Partnership's controlling interest in the apartment complex located in Jacksonville, FL, which was acquired subject to $10.2 million in debt.

Minority interest in consolidated partnership increased $11,785, or 100%, as a result of the Partnership's controlling joint venture investment in the apartment complex located in Jacksonville, FL.

OFFICE PROPERTIES

Net investment income from property operations for the office sector increased approximately $513,000, or 48.1%, for the quarter ended March 31, 2000 when compared to the corresponding period in 1999. This was primarily due to increased occupancy at the buildings.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $2.1 million during the first three months of 2000, compared to a net unrealized loss of $1.3 million in the corresponding period 1999. The majority of this change in net unrealized loss, or $0.8 million, was due to the office property located in Beaverton, OR. This decrease was due to higher vacancy in the sub-market coupled with the loss of a major tenant at the office complex. The increase in unrealized gain, or $0.5 million, from the Lisle, IL property was offset by the increase in unrealized loss, or $0.5 million, from the Morristown, NJ property when comparing first quarter 2000 to the corresponding period in 1999. The office property in Morristown, NJ is currently being marketed for sale.

Occupancy at the Beaverton, OR, Oakbrook Terrace, IL, and one of the Brentwood, TN properties remained unchanged from March 31, 1999 at 100%. Occupancy at the Morristown, NJ property increased from 85% at March 31, 1999 to 100% at March 31, 2000 while occupancy at the Lisle, IL office property decreased from 96% at March 31, 1999 to 80% at March 31, 2000. Occupancy at the other Brentwood, TN property owned by the Partnership decreased from 100% at March 31, 1999 to 56% at March 31, 2000. As of March 31, 2000 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $0.9 million for the first three months in 2000, an increase of $0.5 million, or 137.3%, when compared the corresponding period in 1999. This increase was primarily due to the acquisition of the controlling interest in the apartment complex located in Jacksonville, FL.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $79,652 in the first quarter of 2000 and a net unrealized loss of $65,370 in the first quarter of 1999. The majority of the first quarter 2000 net unrealized gain and the first quarter 1999 net unrealized loss was due to the Atlanta, GA property.

The occupancy at the Atlanta, GA complex decreased from 97% at March 31, 1999 to 95% at March 31, 2000. Occupancy at the apartment complex in Raleigh, NC decreased from 94% at March 31, 1999 to 93% at March 31, 2000. Occupancy at the Jacksonville, FL apartment complex was 86% at March 31, 2000. As of March 31, 2000, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail property located in Roswell, GA was approximately $0.7 million for both the three months ended March 31, 2000 and 1999.

The retail property experienced a net unrealized loss of $39,629 and $149,176 in the first three months of 2000 and 1999, respectively. The net realized losses in both years were the result of capital expenditures which did not increase the market value of the property.

On September 30, 1999, the Partnership invested in an equity joint venture of retail centers located in the Kansas City, MO area. This equity joint venture investment required the Partnership to contribute $5.1 million to the investment and the Partner to contribute $1.7 million. There is approximately $21.0 million in debt on these retail centers. During the three months ended March 31, 2000, income from this investment amounted to $169,213. This equity investment experienced a net unrealized gain in the first quarter 2000 of $80,566, primarily due to increased leasing activity and lease renewals at one of the five centers.

Occupancy at the shopping center located in Roswell, GA decreased from 98% at March 31, 1999 to 97% at March 31, 2000. The retail portfolio located in Kansas City, KS and MO had an average occupancy of 93% at March 31, 2000.
As of March 31, 2000, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties increased from $85,250 in the first quarter 1999 to $377,080 in the corresponding period 2000. The majority of this 342.3% increase was a result of increased occupancy at the property in Aurora, CO.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $1.1 million during the first quarter of 2000 compared to a net unrealized loss of approximately $0.2 million in 1999. The majority of the decrease was attributable to the Aurora, CO industrial property. This loss of approximately $0.4 million was due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. This is due to the property's
competitive position in the market. The industrial property located in Bolingbrook, IL also experienced an unrealized loss of $0.4 million during the first quarter 2000. This loss was due to decreased market rents caused by softening market conditions. The Salt Lake City, UT property is currently being marketed for sale.

The occupancy at the Bolingbrook, IL property was 100% at March 31, 2000 and 1999. The occupancy at the Salt Lake City, Utah property remained unchanged at 34% at March 31, 1999 and 2000. The Aurora, CO property's occupancy rate increased from 62% at March 31, 1999 to 75% at March 31, 2000. As of March 31, 2000, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

During the first quarter of 2000, the Partnership's investment in REITS experienced unrealized and realized gains of $173,157 and $106,625, respectively.

Management applied a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of a restriction which limited the number of shares that could be publicly traded during any six month period. This discount was discontinued on June 30, 1999 because this restriction no longer applied.

OTHER

Other net investment income increased $51,249 during 2000 when compared to the corresponding period in 1999. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.

(c) INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects", "believes", "anticipates", "intends", "plans", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Partnership. There can be no assurance that future developments affecting the Partnership will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Partnership's products; and adverse litigation results. While the Partnership reassesses material trends and uncertainties affecting its financial position and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

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

             4.3 Revised Variable Appreciable Life Contract with variable death benefit, filed as Exhibit 1.A.(5)(d) to Post-Effective Amendment No. 5 to Form S-6, Registration Statement No. 2-89780, filed July 11, 1986, and incorporated herein by reference.

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





                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                                  (Registrant)

                  ---------------------------------------------




Date:       May 15, 2000                        By:   /s/
          -------------------------                 ----------------------------
                                                   Esther H. Milnes
                                                   President and Director






Date:       May 15, 2000                        By:   /s/
          -------------------------                 ----------------------------
                                                   Dennis G. Sullivan
                                                   Vice President and Chief
                                                   Accounting Officer