Form 10-Q
period 2000-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC; PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2000-08-14
CIK 829114, 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                      FORM 10-Q

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                 (800) 778-2255
              ----------------------------------------------------
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
                                      INDEX

Cover Page                                                                                                Page No.
                                                                                                          --------
Index                                                                                                            2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         A.  PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                Statements of Net Assets - June 30, 2000 and December 31, 1999                                   3

                Statements of Operations - Three and Six Months Ended June 30, 2000 and 1999                     3

                Statements of Changes in Net Assets - Three and Six Months Ended June 30, 2000 and 1999          3

                Notes to the Financial Statements of the Account                                                 4

         B.  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                Consolidated Statements of Assets and Liabilities - June 30, 2000 and December 31, 1999          6

                Consolidated Statements of Operations - Three and Six Months Ended June 30, 2000 and 1999        7

                Consolidated Statements of Changes in Net Assets - Six Months Ended June 30, 2000 and 1999       8

                Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999                  9

                Consolidated Schedules of Investments - June 30, 2000 and December 31, 1999                     10

                Notes to the Financial Statements of the Partnership                                            15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                            22

PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                             23

Item 6.         Exhibits and Reports on Form 8-K                                                                23

Signature Page                                                                                                  24

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2000 and December 31, 1999
                                                                     JUNE 30, 2000
                                                                      (UNAUDITED)   DECEMBER 31, 1999
                                                                     -------------  -----------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                                 $   9,346,446  $       9,074,151
                                                                     -------------  -----------------
Net Assets                                                           $   9,346,446  $       9,074,151
                                                                     =============  =================

NET ASSETS, representing:
Equity of contract owners (Note 3)                                   $   5,752,354  $       5,925,394
Equity of Pruco Life Insurance Company of New Jersey                     3,594,092          3,148,757
                                                                     -------------  -----------------
                                                                     $   9,346,446  $       9,074,151
                                                                     =============  =================
STATEMENTS OF OPERATIONS
For the six and three months ended June 30, 2000 and 1999               SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                                                         2000              1999            2000           1999
                                                                     -------------  -----------------   -----------    ----------
INVESTMENT INCOME
Net investment income from Partnership operations                    $     291,050  $         272,272   $   137,942    $  196,645
                                                                     -------------  -----------------   -----------    ----------

EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration                                    17,004             17,940         8,458         9,078
                                                                     -------------  -----------------   -----------    ---------
NET INVESTMENT INCOME                                                      274,046            254,332       129,484       187,567
                                                                     -------------  -----------------   -----------    ----------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership         (86,319)          (152,000)       38,818       (87,732)
Realized gain (loss) on sale of investments in Partnership                  67,564             10,895        62,962        (7,940)
                                                                     -------------  -----------------   -----------    ----------
NET GAIN (LOSS) ON INVESTMENTS                                             (18,755)          (141,105)      101,780       (95,672)
                                                                     -------------  -----------------   -----------    ----------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                           $     255,291  $         113,227   $   231,264    $   91,895
                                                                     =============  =================   ===========    ==========

STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended June 30, 2000 and 1999               SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                                                         2000               1999            2000         1999
                                                                     -------------  -----------------   -----------    ----------
OPERATIONS
Net investment income                                                $     274,046            254,332   $   129,484       187,567
Net change in unrealized gain (loss) on investments in Partnership         (86,319)          (152,000)       38,818       (87,732)
Realized gain (loss) on sale of investments in Partnership                  67,564             10,895        62,962        (7,940)
                                                                     -------------  -----------------   -----------    ----------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                                 255,291            113,227       231,264        91,895
                                                                     -------------  -----------------   -----------    ----------

CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 4)                               (328,876)          (387,970)     (258,923)     (249,431)
Net contributions by Pruco Life Insurance Company of New Jersey            345,880            405,911       267,381       258,510
                                                                     -------------  -----------------   -----------    ----------

NET INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                       17,004             17,941         8,458         9,079
                                                                     -------------  -----------------   -----------    ----------

TOTAL INCREASE IN NET ASSETS                                               272,295            131,168       239,722       100,974

NET ASSETS
Beginning of period                                                      9,074,151          9,260,250     9,106,724     9,290,444
                                                                     -------------  -----------------   -----------    ----------
End of period                                                        $   9,346,446  $       9,391,418   $ 9,346,446    $9,391,418
                                                                     =============  =================   ===========    ==========

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  June 30, 2000
                                   (Unaudited)

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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1999 Annual Report on Form 10K.


Note 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Read Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 2000 and December 31, 1999, the Real Property Account's interest in the Partnership was 4.5% or 435,051 shares and 4.3% or 435,051 shares respectively.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at June 30, 2000 and December 31, 1999 were as follows:

                                          JUNE 30, 2000
                                           (UNAUDITED)       DECEMBER 31, 1999
                                          -------------      -----------------
NUMBER OF SHARES (ROUNDED):                  435,051               435,051
NET ASSET VALUE PER SHARE (ROUNDED):          $21.48                $20.86
COST:                                     $5,058,737            $5,058,737

Note 3:  CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at June 30, 2000 and December 31, 1999 by product, were as follows:

                     JUNE 30, 2000
                      (UNAUDITED)       DECEMBER 31, 1999
                     -------------      -----------------
VAL                     $4,649,840            $4,815,383
VLI                        908,406               889,633
SPVA                        83,034               101,868
SPVL                       111,074               118,510
                        ----------            ----------
TOTAL                   $5,752,354            $5,925,394
                        ==========            ==========

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  June 30, 2000
                                   (Unaudited)


Note 4:  NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company of New Jersey's variable insurance and variable annuity products for the six months ended June 30, 2000 and 1999, were as follows:

                                                    June 30,
                                        2000                         1999
                                      --------    (Unaudited)      --------
VAL                                   $291,907                     $363,656
VLI                                      6,205                       16,510
SPVA                                    20,742                        7,914
SPVL                                    10,022                         (110)
                                      --------                     --------
TOTAL                                 $328,876                     $387,970
                                      ========                     ========

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                JUNE 30, 2000
                                                                                 (UNAUDITED)              DECEMBER 31, 1999
                                                                           -------------------------   -------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  6/30/2000 -- $192,298,065; 12/31/1999 -- $190,007,568)                      $170,598,104                $171,154,516
  Real estate partnership  (cost: 6/30/2000 -- $5,507,302;
   12/31/1999 -- $5,187,126)                                                              5,092,209                   4,506,257
  Real estate investment trusts (cost:  6/30/2000 -- $22,304,843;
   12/31/1999 -- $32,535,158)                                                            22,699,041                  29,727,085
                                                                           -------------------------   -------------------------

         Total real estate investments                                                  198,389,354                 205,387,858

MARKETABLE SECURITIES - At estimated market value
   (cost: 6/30/2000 -- $0; 12/31/1999 -- $2,805,493)                                              0                  $2,797,008

CASH AND CASH EQUIVALENTS                                                                20,743,121                  13,972,669

DIVIDEND RECEIVABLE                                                                         155,985                     131,542

OTHER ASSETS (net of allowance for uncollectible
  accounts:  6/30/2000 -- $5,500; 12/31/1999 -- $179,000)                                 4,952,188                   2,853,576
                                                                           -------------------------   -------------------------

         Total assets                                                                   224,240,648                 225,142,653
                                                                           -------------------------   -------------------------

LIABILITIES

MORTGAGE LOAN PAYABLE                                                                    10,137,554                  10,184,662

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     3,354,378                   2,967,614

DUE TO AFFILIATES                                                                           909,719                     869,477

OTHER LIABILITIES                                                                           702,551                     525,892

MINORITY INTEREST                                                                           610,780                     372,068
                                                                           -------------------------   -------------------------

         Total liabilities                                                               15,714,982                  14,919,713
                                                                           -------------------------   -------------------------

INVESTMENT COMMITMENTS

         Partners' equity                                                               208,525,666                 210,222,940
                                                                           -------------------------   -------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                 $224,240,648                $225,142,653
                                                                           =========================   =========================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                             9,706,284                  10,078,921
                                                                           =========================   =========================

SHARE VALUE AT END OF PERIOD                                                                 $21.48                      $20.86
                                                                           =========================   =========================

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                             --------------------------------   ------------------------------
                                                                     2000             1999            2000            1999
                                                             ----------------  --------------   --------------  --------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                       $11,465,567     $10,484,907       $5,604,105      $6,857,945
 Equity in income of real estate partnership                         320,176               0          150,963               0
 Dividend Income from real estate investment trusts                  779,915         437,069          426,164         269,794
 Interest on short-term investments                                  531,530       1,052,980          283,782         426,348
                                                             ----------------  --------------   --------------  --------------

         Total investment income                                  13,097,188      11,974,956        6,465,014       7,554,087
                                                             ----------------  --------------   --------------  --------------

EXPENSES:
 Investment management fee                                         1,348,173       1,345,663          679,858         674,919
 Real estate taxes                                                 1,302,236       1,515,360          644,837         947,615
 Administrative                                                    1,291,973       1,038,915          675,115         570,113
 Operating                                                         2,100,095       1,769,786        1,145,456         844,530
 Interest                                                            353,707               0          177,600               0
 Minority interest                                                   (33,746)              0          (45,531)              0
                                                             ----------------  --------------   --------------  --------------

         Total investment expenses                                 6,362,438       5,669,724        3,277,335       3,037,177
                                                             ----------------  --------------   --------------  --------------

NET INVESTMENT INCOME                                              6,734,750       6,305,232        3,187,679       4,516,910
                                                             ----------------  --------------   --------------  --------------

REALIZED AND UNREALIZED GAIN ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold or converted                                              18,734,655      17,199,969       15,004,105       5,245,092
 Less:  Cost of real estate investments sold or
   converted                                                      19,660,942      14,861,657       15,117,339       4,906,778
           Realization of prior periods' unrealized
            (loss) gain on real estate investments sold
            or converted                                          (2,489,670)      2,080,673         (300,934)        125,686
                                                             ----------------  --------------   --------------  --------------

 Net gain realized on real estate investments
             sold or converted                                     1,563,383         257,639          187,700         212,628
                                                             ----------------  --------------   --------------  --------------


 Change in unrealized (loss) gain on real estate
  investments                                                     (1,868,532)     (3,631,021)       2,311,535      (2,438,422)
 Minority interest in unrealized gain on
   investments                                                      (126,875)              0         (138,789)              0
                                                             ----------------  --------------   --------------  --------------

 Net unrealized (loss) gain on real estate
   investments                                                    (1,995,407)     (3,631,021)       2,172,746      (2,438,422)
                                                             ----------------  --------------   --------------  --------------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                                (432,024)     (3,373,382)       2,360,446      (2,225,794)
                                                             ----------------  --------------   --------------  --------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                  $6,302,726      $2,931,850       $5,548,125      $2,291,116
                                                             ================  ==============   ==============  ==============

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                                                 SIX MONTHS                 SIX MONTHS
                                                                                    ENDED                      ENDED
                                                                                JUNE 30, 2000              JUNE 30, 1999
                                                                           ------------------------   ------------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                                  $6,734,750                 $6,305,232
 Net realized gain on real estate investments sold
    or converted                                                                         1,563,383                    257,639
 Change in unrealized loss on real estate investments                                   (1,995,407)                (3,631,021)
                                                                           ------------------------   ------------------------

         Net increase in net assets resulting from operations                            6,302,726                  2,931,850
                                                                           ------------------------   ------------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (6/30/2000 -- 372,636 shares; 6/30/1999 -- 1,482,233 shares)                         (8,000,000)               (30,000,000)
                                                                           ------------------------   ------------------------

         Net decrease in net assets resulting from
          capital transactions                                                          (8,000,000)               (30,000,000)
                                                                           ------------------------   ------------------------

NET DECREASE IN NET ASSETS                                                              (1,697,274)               (27,068,150)

NET ASSETS -  Beginning of period                                                      210,222,940                240,160,397
                                                                           ------------------------   ------------------------

NET ASSETS -  End of period                                                           $208,525,666               $213,092,247
                                                                           ========================   ========================

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   SIX MONTHS                  SIX MONTHS
                                                                                     ENDED                       ENDED
                                                                                 JUNE 30, 2000               JUNE 30, 1999
                                                                            -------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                                     $6,302,726                  $2,931,850
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                                             432,024                   3,373,382
 Distributions from real estate partnership less than
   equity in income                                                                         (320,175)                          0
 Minority interest from operating activities                                                 (33,746)                          0
 Bad debt expense                                                                              2,709                      15,255
 (Increase) Decrease in:
    Dividend receivable                                                                      (24,443)                    167,275
    Other assets                                                                          (2,101,321)                    186,995
 Increase (Decrease) in:
    Accounts payable and accrued expenses                                                    386,764                   1,127,982
    Due to affiliates                                                                         40,242                    (815,750)
    Other liabilities                                                                        176,659                      23,289
                                                                            -------------------------   -------------------------

         Net cash flows from operating activities                                          4,861,439                   7,010,278
                                                                            -------------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
   Net proceeds from real estate investments sold                                         18,734,655                   6,257,403
   Acquisition of real estate investment trust                                            (9,430,630)                (25,839,278)
   Additions to real estate owned                                                         (2,290,498)                   (864,215)
   Sale of marketable securities, net                                                      2,797,008                  11,918,168
                                                                            -------------------------   -------------------------

         Net cash flows from investing activities                                          9,810,535                  (8,527,922)
                                                                            -------------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                                 (47,108)                          0
 Withdrawals by partners                                                                  (8,000,000)                (30,000,000)
 Contributions from minority interest partners                                               145,586                           0
                                                                            -------------------------   -------------------------

         Net cash flows from financing activities                                         (7,901,522)                (30,000,000)
                                                                            -------------------------   -------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    6,770,452                 (31,517,644)

CASH AND CASH EQUIVALENTS - Beginning of period                                           13,972,669                  58,578,848
                                                                            -------------------------   -------------------------

CASH AND CASH EQUIVALENTS - End of period                                                $20,743,121                 $27,061,204
                                                                            =========================   =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the six months for interest                                              $353,707                          $0
                                                                            =========================   =========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Exchange of shares of Meridian real estate investment trust
     for shares of ProLogis real estate investment trust shares                                   $0                 $10,942,566
                                                                            =========================   =========================

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULE OF INVESTMENTS

                                                              JUNE 30, 2000
                                                                (UNAUDITED)                         DECEMBER 31, 1999
                                                        -------------------------------    -----------------------------------
                                                                          ESTIMATED                                 ESTIMATED
                                                                            MARKET                                    MARKET
                                                            COST            VALUE                  COST               VALUE
                              ------------------------------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (Percent of Net Assets)                             81.8%                                   81.4%
Location                    Description
------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building              $22,102,433      $13,809,258           $22,075,782       $13,895,122
Atlanta, GA                 Garden Apartments             15,666,454       16,413,852            15,646,846        16,104,268
Roswell, GA                 Retail Shopping Center        32,449,696       27,010,163            32,394,853        27,000,939
Morristown, NJ              Office Building               20,430,202       11,844,703            20,116,694        12,337,499
Bolingbrook, IL             Warehouse                      8,948,028        6,600,000             8,948,028         7,000,000
Raleigh, NC                 Garden Apartments             15,841,458       17,007,530            15,833,928        17,004,623
Nashville, TN               Office Building                9,017,316       10,403,573             8,509,908        10,000,000
Oakbrook Terrace, IL        Office Complex                13,004,341       13,108,975            12,945,366        14,200,000
Beaverton, OR               Office Complex                10,768,811       10,300,000            10,768,811        10,400,866
Salt Lake City, UT          Industrial Building            5,640,709        5,700,050             5,640,709         5,703,419
Aurora, CO                  Industrial Building           10,130,644        9,800,000            10,119,072        10,520,780
Brentwood, TN               Office Complex                 9,606,828        9,500,000             9,606,828         9,537,000
Jacksonville, FL            Garden Apartments       *     18,691,145       19,100,000            17,400,743        17,450,000
                                                        ======================================================================
                                                        $192,298,065     $170,598,104          $190,007,568      $171,154,516
                                                        ======================================================================

REAL ESTATE PARTNERSHIP (PERCENT OF NET ASSETS)                                   2.4%                                    2.1%
Location                    Description
------------------------------------------------------------------------------------------------------------------------------

                                                        ======================================================================
Kansas City, KS; MO         Retail Shopping Centers       $5,507,302       $5,092,209            $5,187,126        $4,506,257
                                                        ======================================================================

*  Real estate partnership accounted for by the consolidated method.


    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                                   (Unaudited)

                                                                           JUNE 30, 2000
                                                               -------------------------------------------
                                                                                           ESTIMATED
                                                                                             MARKET
                                                                     COST                    VALUE
                                                               -------------------------------------------
REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                10.9%

-------------------------------------------------------------------------------------------------------------
AMB Property Corp. (32,100 shares)                                      $712,626                 $732,281
AMLI Residential Properties (30,000 shares)                              706,800                  706,875
Alexandria Real Est Equities (25,600 shares)                             726,957                  878,400
Apartment Inv & Mgmt Co.,  Class A (23,900 shares)                       945,347                1,033,675
Centerpoint Properties Corp. (18,600 shares)                             632,302                  757,950
Cousins Properties (25,600 shares)                                       919,307                  985,600
Equity Office Properties Trust (42,400 shares)                         1,174,046                1,168,650
Equity Residential Property Trust (20,000 shares)                        883,700                  920,000
Essex Property Trust, Inc. (15,000 shares)                               593,700                  630,000
Excel Legacy Corp. (322,300 shares)                                    1,479,431                  866,181
Franchise Finance Cp Amer (36,300 shares)                                873,337                  834,900
Gables Residential Trust (25,000 shares)                                 632,750                  643,750
General Growth Properties (26,800 shares)                                934,325                  850,900
Host Marriot Corp. (20,000 shares)                                       196,200                  187,500
Intrawest Corp. (16,100 shares)                                          258,217                  305,900
Kilroy Realty Corp. (15,000 shares)                                      362,625                  389,063
Liberty Property Trust (25,000 shares)                                   620,213                  648,437
Macerich Co. (15,000 shares)                                             330,869                  330,937
MeriStar Hospitality Corp. (32,500 shares)                               538,813                  682,500
MeriStar Hotels & Resorts Inc. (239,100 shares)                          875,818                  687,412
Mission West Properties (133,200 shares)                               1,068,474                1,398,600
Philips International Realty (68,500 shares)                           1,129,948                1,190,188
Public Storage Inc. (43,700 shares)                                    1,193,963                1,024,219
Reckson Assoc Realty Corp. (32,500 shares)                               805,150                  771,875
Spieker Properties (17,000 shares)                                       665,228                  782,000
Starwood Hotels and Resorts (30,200 shares)                              775,331                  983,388
Vornado Realty Trust (49,800 shares)                                   1,812,956                1,730,550
Boardwalk Equities, Inc. (61,100 shares)                                 456,410                  577,310
                                                               ==============================================
                                                                     $22,304,843              $22,699,041
                                                               ==============================================

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULE OF INVESTMENTS

                                                                                        DECEMBER 31, 1999
                                                                           --------------------------------------------

                                                                                                        ESTIMATED
                                                                                                          MARKET
                                                                                  COST                    VALUE
                                                                           --------------------------------------------
REAL ESTATE INVESTMENT TRUST (Percent of Net Assets)                                                             14.1%

-----------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                             $7,579,332               $7,434,504
AMB Property Corp (42,100 shares)                                                     933,851                  839,369
Alexandria Real Est Equities (30,800 shares)                                          874,221                  979,825
Apartment Inv & Mgmt Co - Class A (16,500 shares)                                     672,953                  656,906
Centerpoint Properties Corp (16,200 shares)                                           544,308                  581,175
Cousins Properties (24,800 shares)                                                    890,459                  841,650
Equity Office Properties Trust (32,400 shares)                                        901,571                  797,850
Equity Residential Property Trust (13,100 shares)                                     623,573                  559,206
Excel Legacy Corp (322,300 shares)                                                  1,479,431                1,067,619
Franchise Finance Cp Amer (25,500 shares)                                             620,027                  610,406
General Growth Properties (13,600 shares)                                             512,353                  380,800
Intrawest Corporation (76,100 shares)                                               1,258,575                1,317,481
MeriStar Hotels & Resorts Inc. (239,100 shares)                                       875,818                  851,794
Mission West Properties (116,800 shares)                                              938,124                  905,200
Philips International Realty (63,700 shares)                                        1,052,331                1,047,069
Prime Hospitality Corp. (112,500 shares)                                            1,320,524                  991,406
Public Storage (45,100 shares)                                                      1,269,884                1,023,206
Reckson Service Industries (18,200 shares)                                            221,041                1,135,225
Reckson Assoc Realty Corp (52,200 shares)                                           1,299,227                1,070,100
Spieker Properties (12,000 shares)                                                    426,078                  437,250
Starwood Hotels and Resorts (87,200 shares)                                         3,027,806                2,049,200
Sun Communities Inc. (16,700 shares)                                                  606,047                  537,531
Vornado Realty Trust (51,800 shares)                                                1,930,911                1,683,500
Sun International Hotels Ltd (30,900 shares)                                        1,116,266                  598,688
Boardwalk Equities, Inc.  (146,800.shares)                                          1,560,447                1,330,125
                                                                           ============================================
                                                                                  $32,535,158              $29,727,085
                                                                           ============================================

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (Unaudited)

                                                                                        JUNE 30, 2000
                                                                  -------------------------------------------------------------
                                                                                                               NET ESTIMATED
                                                                    FACE AMOUNT              COST              MARKET VALUE
                                                                  -----------------    -----------------     ------------------
CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                         9.9%

Countrywide Home Loans, 7.10%, July 3, 2000                               $262,000             $261,845               $261,845
Federal Home Loan Banks, 6.95%, July 3, 2000                               174,000              173,899                173,899
General Electric Capital Corp., 6.55%, July 5, 2000                        444,000              442,223                442,223
Halliburton Co., 6.55%, July 5, 2000                                       900,000              894,596                894,596
Homeside Lending Inc., 6.53%, July 6, 2000                                 907,000              901,406                901,406
Kellogg Co., 6.55%, July 6, 2000                                           410,000              407,315                407,315
IBM Corp., 6.58%, July 7, 2000                                             950,000              946,354                946,354
Bell Atlantic Financial Services Inc., 6.54%, July 10, 2000                400,000              396,221                396,221
E.I. Du Pont De Nemours & Co., Inc., 6.55%, July 10, 2000                  700,000              697,580                697,580
Ford Motor Credit Co., 6.52%, July 11, 2000                                521,000              518,358                518,358
AT&T Corp., 6.51%, July 12, 2000                                           464,000              460,979                460,979
Canadian Imperial Bank of Commerce, 6.58%, July 12, 2000                   923,000              923,000                923,000
Goldman Sachs Group L.P., 6.54%, July 12, 2000                             900,000              895,095                895,095
Associates Corp of North America, 6.55%, July 13, 2000                     700,000              694,778                694,778
Ciesco L.P., 6.55%, July 13, 2000                                          500,000              494,997                494,997
American Express Credit Corp., 6.55%, July 14, 2000                        225,000              223,977                223,977
J.P. Morgan and Co., Inc., 6.55%, July 14, 2000                            700,000              695,033                695,033
Metlife Funding Inc., 6.52%, July 14, 2000                                 845,000              840,409                840,409
Nike Inc., 6.52%, July 14, 2000                                            875,000              870,087                870,087
General Electric Capital Corp., 6.54%, July 17, 2000                       500,000              496,276                496,276
Procter & Gamble Co., 6.55%, July 17, 2000                                 384,000              382,114                382,114
General Motors Acceptance Corp., Inc., 6.55%, July 18, 2000                772,000              767,505                767,505
Potomac Electric Power Co., 6.55%, July 18, 2000                           948,000              943,515                943,515
Ford Motor Credit Co., 6.55%, July 20, 2000                                427,000              424,825                424,825
PPG Industries, 6.55%, July 21, 2000                                       948,000              942,998                942,998
Morgan Stanley Dean Witter & Co., 6.58%, July 27, 2000                     948,000              941,935                941,935
Paccar Financial Corp., 6.55%, July 28, 2000                               705,000              698,202                698,202
                                                                  -----------------    -----------------     ------------------


TOTAL CASH EQUIVALENTS                                                  17,432,000           17,335,522             17,335,522

CASH                                                                     3,407,599            3,407,599              3,407,599
                                                                  -----------------    -----------------     ------------------

TOTAL CASH AND CASH EQUIVALENTS                                        $20,839,599          $20,743,121            $20,743,121
                                                                  =================    =================     ==================

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                           DECEMBER 31, 1999
                                                                   --------------------------------------------------------------
                                                                                                                 NET ESTIMATED
                                                                      FACE AMOUNT              COST              MARKET VALUE
                                                                   ------------------    -----------------     ------------------
MARKETABLE SECURITIES (Percent of Net Assets)                                                                               1.3%

J.P. Morgan and Co., Inc., 5.96%, March 13, 2000                            $995,000             $980,010               $980,010
Ford Motor Credit Co., 7.50%, April 6, 2000                                  150,000              151,779                150,653
CIT Group Inc., 6.80%, April 17, 2000                                        500,000              503,765                501,487
Associates Corp of North America, 6.71%, June 1, 2000                      1,160,000            1,169,939              1,164,858
                                                                   ------------------    -----------------     ------------------

TOTAL MARKETABLE SECURITIES                                               $2,805,000           $2,805,493             $2,797,008
                                                                   ==================    =================     ==================

CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                                           6.6%

Duke Energy Corp., 5.00%, January 3, 2000                                   $550,000             $549,771               $549,771
Bell Atlantic Financial Services, 5.20%, January 7, 2000                     672,000              671,321                671,321
Household Finance Corp, 5.93%, January 18, 2000                              990,000              983,314                983,314
Ford Motor Credit Co., 6.00%, January 21, 2000                               847,000              840,789                840,789
American Express Cr. Corp., 6.02%, January 26, 2000                          999,000              990,981                990,981
Procter & Gamble Co., 6.00%, January 26, 2000                                200,000              197,867                197,867
Goldman Sachs Group L.P., 6.43%, January 31, 2000                          1,000,000              991,963                991,963
Countrywide Home Loans, 6.00%, February 3, 2000                              990,000              980,595                980,595
Merrill Lynch & Co., Inc., 5.98%, February 3, 2000                           990,000              980,626                980,626
Unifunding Inc., 6.05%, February 3, 2000                                     900,000              892,135                892,135
Metlife Funding Inc., 5.90%, February 4, 2000                                841,000              832,730                832,730
General Electric Cap Corp., 5.95%, February 10, 2000                         350,000              346,182                346,182
GTE Funding, Inc., 6.10%, February 10, 2000                                1,000,000              990,681                990,681
E.I. Du Pont De Nemours & Co. Inc., 6.00%,  February 11, 2000                250,000              246,667                246,667
General Electric Capital Corp., 5.92% March 1,  2000                         406,000              400,258                400,258
                                                                   ------------------    -----------------     ------------------

TOTAL CASH EQUIVALENTS                                                    10,985,000           10,895,880             10,895,880

CASH                                                                       3,076,789            3,076,789              3,076,789
                                                                   ------------------    -----------------     ------------------

TOTAL CASH AND CASH EQUIVALENTS                                          $14,061,789          $13,972,669            $13,972,669
                                                                   ==================    =================     ==================

    THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  June 30, 2000
                                   (Unaudited)

Note 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1999 Annual Report on Form 10K.

Note 2:  COMMITMENT FROM PARTNER

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $209 million in net assets, the commitment has been automatically reduced to $80 million. As of June 30, 2000, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.


Note 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2000 and 1999 management fees incurred by the Partnership were $1,348,173 and $1,345,663 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 2000 and 1999 were $58,315 and $58,148 respectively, and are classified as administrative expenses in the consolidated statements of operations.


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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $20.7 million, an increase of $4.0 million from December 31, 1999. This increase was primarily due to the sale of REIT shares and operations of the Partnership's properties which were offset by a distribution to a Partner of $8.0 million on June 28, 2000. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash or liquid instruments. At June 30, 2000, 9% of the Partnership's assets consisted of cash and cash equivalents. There were no marketable securities held at June 30, 2000.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $209 million in net assets, the commitment has been automatically reduced to $80 million. As of June 30, 2000, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make any contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.

On June 28, 2000, the Partnership made an $8 million distribution to a partner, while on February 2, 1999 a distribution of $30 million was made to the Partners. Additional distributions may be made to the Partners during 2000, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first six months of 2000, the Partnership spent approximately $2.3 million in capital expenditures. Approximately $1.3 million was associated with the renovation of the apartment complex located in Jacksonville, FL. The balance was primarily associated with leasing activity at one of the office properties located in Brentwood, TN and another located in Morristown, NJ.

(b) RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended June 30, 2000 and 1999.

JUNE 30, 2000 VS. JUNE 30, 1999

The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                   SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                      2000           1999                 2000             1999
                                                 -----------     ------------          -----------      -----------
NET INVESTMENT INCOME:

Office properties                                $ 2,913,160     $  3,749,655          $ 1,333,421     $  2,683,159
Apartment complexes                                1,699,749          916,594              787,295          532,143
Retail property                                    1,427,918        1,375,256              720,038          686,110
Industrial properties                                770,213          156,380              393,133           71,130
Equity in income of real estate partnership          320,176          -                    150,963          -
Dividend income from real
 estate investment trust                             779,915          437,069              426,164          269,794
Other (including interest income,
 Investment mgt fee, etc)                         (1,176,381)        (329,722)            (623,335)         274,574
                                                 -----------     ------------          -----------      -----------
TOTAL NET INVESTMENT INCOME                      $ 6,734,750     $  6,305,232          $ 3,187,679      $ 4,516,910
                                                 -----------     ------------          -----------      -----------
UNREALIZED GAIN (LOSS) ON INVESTMENTS:

Office properties                                ($2,310,520)     ($3,920,080)           ($242,469)     ($2,596,801)
Apartment complexes                                  518,075          425,925              438,423          491,295
Retail property                                      (45,620)         331,740               (5,991)         480,916
Industrial properties                             (1,135,721)        (205,450)             (10,930)          (5,360)
Interest in Properties                               265,777          -                    185,211          -
Real estate investment trusts                        712,602         (263,156)           1,808,502         (808,472)

REALIZED GAIN ON INVESTMENTS

Apartment complexes                                   -               -                     -               -
Industrial properties                                 -                43,641               -               -
Interest in properties                                -               -                     -               -
Real estate investment trust                       1,563,383          213,998              187,700          212,628

TOTAL REALIZED AND UNREALIZED LOSS               -----------     ------------          -----------      -----------
ON INVESTMENTS                                     ($432,024)     ($3,373,382)          $2,360,446      ($2,225,794)
                                                 -----------     ------------          -----------      -----------

The Partnership's net investment income for the six months ended June 30, 2000 was $6.7 million, an increase of $0.4 million from net investment income of $6.3 million in the corresponding period in 1999. The Partnership's net investment income for the quarter ended June 30, 2000 was $3.2 million, a decrease of $1.3 million from net investment income of $4.5 million in the corresponding period in 1999.

Revenue from real estate properties was $11.5 million for the six months ended June, 30 2000, an increase of $1.0 million, or 9.4%, from $10.5 million in the corresponding period in 1999. This increase was primarily due to the Partnership's acquisition of a controlling interest in an apartment complex located in Jacksonville, FL.

Revenue from real estate properties was $5.6 million for the second quarter of 2000, a decrease of $1.3 million, or 18.3%, from $6.9 million in the corresponding quarter in 1999. This decrease was primarily due to a $940,000 lease termination fee collected during the second quarter of 1999 from a tenant at the office property located in Oakbrook Terrace, IL coupled with a corresponding decrease in occupancy from 100% to 55% at this same office complex.

Equity in income from real estate partnership increased $320,176 during the first six months of 2000, and $150,963 during the second quarter of 2000, as a result of the acquisition of the Partnership's equity investment interest in the retail portfolio located in the Kansas City, MO area. This interest was not acquired until October 1999.

Dividend income from real estate investment trusts was $779,915 for the first six months of 2000, an increase of $342,846 or 78% from the corresponding period in 1999. Dividend income from real estate investment trusts amounted to $426,164 for the quarter ended June 30, 2000, an increase of $156,370, or 58.0%, compared to the corresponding quarter in 1999. These increases were primarily due to higher amounts invested in real estate investment trusts. A significant increase in the Partnership's investment in REIT shares took place in the latter part of the second quarter 1999. Therefore, dividend income for the first six months of 2000 represents a full six months of dividend income activity on the increased investment, while the first six months of 1999 only include approximately 1 1/2 months dividend income from the increased investment.

Interest on short-term investments decreased approximately $0.5 million or 49.5% for the six months ended June 30, 2000 due primarily to a significantly lower average cash balance. Cash and cash equivalents during the first six months of 2000 averaged approximately $17.5 million compared to approximately $42.3 million for the first six months of 1999.

Interest on short-term investments decreased approximately $0.1 million or 33.4% from $0.4 million during the second quarter of 1999 to $0.3 million during the second quarter of 2000 also as a result of a significantly lower average cash balance.

Real estate taxes decreased $0.2 million or 14.1% to $1.3 million for the six months ended June 30, 2000, when compared to the corresponding period in 1999. Real estate tax expense decreased $0.3 million from $0.9 million for the second quarter of 1999 to $0.6 million for the second quarter of 2000. These decreases were primarily due to decreased real estate taxes by the industrial property located in Aurora, CO, the apartment complex located in Atlanta, GA, and the apartment complex located in Farmington Hills, MI. Offsetting these decreases in real estate tax expense was the acquisition of a controlling interest in an apartment complex located in Jacksonville, FL.

Administrative expenses increased $0.3 million, or 24.4%, for the first six months of 2000 over the corresponding period in 1999. Administrative expenses for the second quarter of 2000 increased $0.1 million or 18.4% to $0.7 million when compared to the second quarter of 1999. These increases were primarily due to the acquisition of a controlling interest in an apartment complex located in Jacksonville, FL.

Operating expenses increased $0.3 million or 18.7% to $2.1 million during the first six months of 2000 when compared to the corresponding period in 1999. Operating expenses increased $0.3 million or 35.6% to $1.1 million when compared to the second quarter of 1999. These increases were primarily a result of the Partnership's acquisition of a controlling interest in the apartment complex located in Jacksonville, FL.

Interest expense increased $353,707 during the first six months of 2000, and $177,600 during the second quarter of 2000, when compared to the corresponding periods in 1999. These increases were a result of the Partnership's acquisition of a controlling interest in the apartment complex located in Jacksonville, FL, which was acquired subject to $10.2 million in debt.

Minority interest in consolidated partnership decreased $33,746 during the first six months of 2000, and $45,531 during the second quarter of 2000. These decreases were a result of the Partnership's controlling joint venture investment in the apartment complex located in Jacksonville, FL.

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $0.8 million or

22.3% for the six months ended June 30, 2000 when compared to the corresponding period in 1999. Net investment income from property operations for the office sector decreased approximately $1.3 million or 50.3% during the second quarter of 2000 when compared to the corresponding period in 1999. These decreases were primarily due to lower revenue levels experienced by the Oakbrook Terrace, IL office complex during 2000 as a result of the lease termination fee received from one of the tenants during 1999 coupled with a corresponding decrease in occupancy at this same office property discussed previously. A 44% decrease in occupancy at one of the Brentwood, TN office properties also contributed to the decrease.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $2.3 million during the first six months of 2000 compared to a net unrealized loss of $3.9 million in the corresponding period in 1999. The largest share (50%) of the net unrealized loss experienced during 2000 was primarily due to the office property located in Oakbrook Terrace, IL. This approximate $1.2 million value decrease was due to a lease termination associated with 45% of the space and weaker market conditions. The Morristown, NJ office property also experienced a net unrealized loss of approximately $0.8 million primarily due to capital expenditures on the property that were not reflected as an increase in market value. The majority of the $3.9 million net unrealized loss during the first six months of 1999 was attributable to the office complex located in Oakbrook Terrace, IL. This $2.3 million (14%) value decrease was due to costs associated with re-leasing and expected vacancy resulting from the upcoming lease termination exercised by a tenant.

The office properties experienced a net unrealized loss of approximately $0.2 million during the second quarter of 2000 compared to a net unrealized loss of $2.6 million in the corresponding period in 1999. The loss for the second quarter of 2000 consisted of $1.2 million at the Oakbrook Terrace, IL property and $0.1 million at the Morristown, NJ office complex for the reasons discussed above. In addition, one of the Brentwood, TN office complexes experienced a net unrealized loss of $0.1 million due to a decrease in occupancy since the beginning of the year. Offsetting these net unrealized losses was a net unrealized gain of $1.2 million experienced by the office complex located in Beaverton, OR primarily as a result of increased occupancy at the property at higher rental rates than previously forecasted.

Occupancy at the Morristown, NJ property increased from 85% at June 30, 1999 to 100% at June 30, 2000, while occupancy at the Lisle, IL office property decreased from 89% at June 30, 1999 to 82% at June 30, 2000. Occupancy at one of the Brentwood, TN office complexes decreased from 100% to 56% from June 30, 1999 to June 30, 2000, while occupancy at the other Brentwood, TN office property remained unchanged at 100%. Occupancy at the Oakbrook Terrace, IL office complex decreased from 100% at June 30, 1999 to 55% at June 30, 2000, while occupancy at the Beaverton, OR office complex decreased from 100% at June 30, 1999 to 61% at June 30, 2000. The Beaverton, OR vacancy has been re-leased. As of June 30, 2000 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $1.7 million for the first six months of 2000, an increase of $0.8 million or 85.4% compared with the corresponding period in 1999. Net investment income from property operations for the apartment complexes was $0.8 million for the second quarter of 2000, an increase of $0.3 million or 47.9% compared with the corresponding period in 1999. These increases were primarily due to the acquisition of the controlling interest in the apartment complex located in Jacksonville, FL,

The apartment complexes owned by the Partnership experienced a net unrealized gain of $518,075 and $425,925 for the six months ended June 30, 2000 and 1999 respectively. The apartments experienced a net unrealized gain of $438,423 and $491,295 for the quarters ended June 30, 2000 and 1999 respectively.

The occupancy at the Atlanta, GA complex increased from 97% at June 30, 1999 to 98% at June 30, 2000. Occupancy at the apartment complex in Raleigh, NC decreased from 95% at June 30, 1999 to 88% at June 30, 2000. Occupancy at the Jacksonville, FL apartment complex was 85% at June 30, 2000. This vacancy is largely a result of renovations at the project. As apartments are renovated, they are then re-leased at higher rates. As of June 30, 2000, all available vacant units were being marketed.

RETAIL PROPERTIES

Net investment income for the six months ended June 30, 2000 and 1999 for the Partnership's retail property located in Roswell, GA was approximately $1.4 million for both periods. Net investment income for the second quarter of 2000 and 1999 was approximately $0.7 million for both periods.

The retail property experienced a net unrealized loss of $45,620 and a net unrealized gain of $331,740 for the first six months of 2000 and 1999, respectively. The unrealized loss experienced by the property in 2000 was due to capital expenditures which did not increase the market value of the property. The increase in value for 1999 was attributable to improved occupancy and market conditions.

The retail property experienced a net unrealized loss of $5,991 and a net unrealized gain of $480,916 for the second quarter of 2000 and 1999, respectively. The net unrealized gain and loss are attributable to the aforementioned reasons.

On September 30, 1999, the Partnership invested in an equity joint venture of retail centers located in the Kansas City, MO area. During the six months ended June 30, 2000, income from this investment amounted to $320,176, while income for the quarter ended June 30, 2000 was $150,963. This investment experienced a net unrealized gain during the first six months of 2000 of $265,777, and a net unrealized gain for the second quarter 2000 of $185,211, primarily due to increased leasing and higher rental rates.

Occupancy at the shopping center located in Roswell, GA decreased from 98% at June 30, 1999 to 97% at June 30, 2000. The retail portfolio located in the Kansas City, MO area had an average occupancy of 93% at June 30, 2000. As of June 30, 2000, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties increased from $0.2 million for the six months ended June 30, 1999 to $0.8 million for the corresponding period in 2000. Net investment income from property operations for the industrial properties increased from $0.1 million for the quarter ended June 30, 1999 to $0.4 million for the corresponding quarter in 2000. The majority of these increases was a result of increased occupancy at the property located in Aurora, CO.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $1.1 million and $0.2 million for the six months ended June 30, 2000 and 1999, respectively. The majority of the decrease was attributable to the Aurora, CO industrial property, which had a loss of approximately $0.7 million due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were made on the property that were not reflected as an increase in market value. The industrial property located in Bolingbrook, IL experienced an unrealized loss of $0.4 million during the six months of 2000. This loss was due to softening market conditions. The majority of the $0.1 million decrease for 1999 was attributable to the Aurora, CO industrial property due to capital expenditures on the property that were not reflected as an increase in market value.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $11,000 and $5,000 for the quarters ended June 30, 2000 and 1999, respectively.

The occupancy at the Bolingbrook, IL property was 100% at June 30, 2000 and 1999. The occupancy at the Salt Lake City, Utah property remained unchanged at 34% from June 30, 1999 to June 30, 2000. The Aurora, CO property's occupancy rate increased to 75% at June 30, 2000 from 67% at June 30, 1999. As of June 30, 2000, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

The Partnership recognized a net realized gain from real estate investment trusts of $1.6 million for the six months ended June 30, 2000 primarily as a result of the sale of the Partnership's remaining investment in 386,208 ProLogis REIT shares.

During the first six months of 1999, the Partnership recognized a realized gain of $401,713 from the exchange of 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT which was offset by a realized loss of $187,715 primarily as a result of the sale of 171,375 ProLogis REIT shares.

The Partnership's investment in REIT shares experienced an unrealized gain of $0.7 million and an unrealized loss of $0.3 million for the six months ended June 30, 2000 and 1999, respectively. During the quarters ended June 30, 2000 and June 30, 1999, the Partnership's investment in REIT shares experienced an unrealized gain of $1.8 million and an unrealized loss of $0.8 million, respectively. These changes in unrealized gain and loss reflect changes in the market value of REIT shares held by the Partnership.

Management applied a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of a restriction which limited the number of shares that could be publicly traded during any six month period. This discount was discontinued on June 30, 1999 because this restriction no longer applied.

OTHER

Other net investment income decreased $0.8 million during the six months ended June 30, 2000 compared to the corresponding period last year. Other net investment income decreased $0.9 million during the second quarter of 2000 compared to the corresponding quarter last year. Other net investment income includes interest income from short -term investments, investment management fees, and expenses not related to property activities. Interest income on short-term investments decreased primarily as a result of a the Partnership maintaining a significantly lower cash balance when compared to the corresponding periods last year as mentioned previously. In addition, expenses not related to property activities increased when compared to the same periods last year.

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



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                                  (Registrant)

                   ------------------------------------------

Date:  August 14, 2000          By: /s/
                                    -------------------------------------------
                                    Esther H. Milnes
                                    President and Director






Date:  August 14, 2000          By: /s/
                                    -------------------------------------------
                                    Dennis G. Sullivan
                                    Vice President and Chief Accounting Officer