Form 10-Q
period 2000-09-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2000-11-14
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

PART I - FINANCIAL INFORMATION
------------------------------
 Item 1.  Financial Statements (Unaudited)

         A.  PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

               Statements of Net Assets - September 30, 2000 and December 31, 1999                                 3

               Statements of Operations - Nine and Three Months Ended September 30, 2000 and 1999                  3

               Statements of Changes in Net Assets - Nine and Three Months Ended September 30, 2000 and 1999       3

               Notes to the Financial Statements of the Account                                                    4

         B.  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

               Consolidated Statements of Assets and Liabilities - September 30, 2000 and December 31, 1999        6

               Consolidated Statements of Operations - Nine and Three Months Ended September 30, 2000 and 1999     7

               Consolidated Statements of Changes in Net Assets - Nine Months Ended September 30, 2000 and 1999    8

               Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999               9

               Consolidated Schedules of Investments - September 30, 2000 and December 31, 1999                   10

               Notes to the Financial Statements of the Partnership                                               15

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   16

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                             22

PART II - OTHER INFORMATION
---------------------------
 Item 4.  Submission of Matters to a Vote of Security Holders                                                     23

 Item 6.  Exhibits and Reports on Form 8-K                                                                        23

 Signature Page                                                                                                   24

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2000 and December 31, 1999

                                                                 SEPTEMBER 30,
                                                                     2000          DECEMBER 31,
                                                                 (UNAUDITED)          1999
                                                                 ------------      -----------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                              $9,541,485       $9,074,151
                                                                  ----------       ----------
Net Assets                                                        $9,541,485       $9,074,151
                                                                  ==========       ==========
NET ASSETS, REPRESENTING:
Equity of contract owners (Note 3)                                $5,807,631       $5,925,394
Equity of Pruco Life Insurance Company of New Jersey               3,733,854        3,148,757
                                                                  ----------       ----------
                                                                  $9,541,485       $9,074,151
                                                                  ==========       ==========

STATEMENTS OF OPERATIONS  (UNAUDITED)
For the nine and three months ended September 30, 2000 and 1999       NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     2000             1999             2000             1999
                                                                  ----------       ----------       ----------      ----------
INVESTMENT INCOME
Net investment income from Partnership operations                 $  444,545       $  413,742       $  153,495      $  141,470
                                                                  ----------       ----------       ----------      ----------
EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration                              25,353           26,800            8,349           8,860
                                                                  ----------       ----------       ----------      ----------
NET INVESTMENT INCOME                                                419,192          386,942          145,146         132,610
                                                                  ----------       ----------       ----------      ----------
NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
Net change in unrealized loss on investments in Partnership          (91,084)        (266,784)          (4,765)       (114,784)
Realized gain (loss) on sale of investments in Partnership           113,873              329           46,309         (10,566)
                                                                  ----------       ----------       ----------      ----------
NET GAIN (LOSS) ON INVESTMENTS                                        22,789         (266,455)          41,544        (125,350)
                                                                  ----------       ----------       ----------      ----------
NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                        $  441,981       $  120,487       $  186,690      $    7,260
                                                                  ==========       ==========       ==========      ==========


STATEMENTS OF CHANGES IN NET ASSETS  (UNAUDITED)
For the nine and three months ended September 30, 2000 and 1999        NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     2000             1999             2000             1999
                                                                  ----------       ----------       ----------      ----------
OPERATIONS
Net investment income                                             $  419,192          386,942       $  145,146         132,610
Net change in unrealized loss on investments in Partnership          (91,084)        (266,784)          (4,765)       (114,784)
Realized gain (loss) on sale of investments in Partnership           113,873              329           46,309         (10,566)
                                                                  ----------       ----------       ----------      ----------
NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                           441,981          120,487          186,690           7,260
                                                                  ----------       ----------       ----------      ----------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 4)                         (384,724)        (583,468)         (55,848)       (195,498)
Net contributions by Pruco Life Insurance Company of New Jersey      410,077          610,268           64,197         204,357
                                                                  ----------       ----------       ----------      ----------
NET INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                 25,353           26,800            8,349           8,859
                                                                  ----------       ----------       ----------      ----------
TOTAL INCREASE IN NET ASSETS                                         467,334          147,287          195,039          16,119
NET ASSETS
Beginning of period                                                9,074,151        9,260,250        9,346,446       9,391,418
                                                                  ----------       ----------       ----------      ----------
End of period                                                     $9,541,485       $9,407,537       $9,541,485      $9,407,537
                                                                  ==========       ==========     ============      ==========

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1999 Annual Report on Form 10K.

NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At September 30, 2000 and December 31, 1999, the Real Property Account's interest in the Partnership was 4.5% or 435,051 shares and 4.3% or 435,051 shares respectively.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at September 30, 2000 and December 31, 1999 were as follows:

                                      SEPTEMBER 30, 2000
                                          (UNAUDITED)         DECEMBER 31, 1999
                                      -------------------     -----------------
NUMBER OF SHARES (ROUNDED):                435,051               435,051
NET ASSET VALUE PER SHARE (ROUNDED):        $21.93                $20.86
COST:                                     $5,058,737            $5,058,737

NOTE 3: CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at September 30, 2000 and December 31, 1999 by product, were as follows:

                                  SEPTEMBER 30, 2000
                                      (UNAUDITED)         DECEMBER 31, 1999
                                  -------------------     -----------------

VAL                                   $4,682,671             $4,815,383
VLI                                      911,954                889,633
SPVA                                      84,504                101,868
SPVL                                     128,502                118,510
                                      ----------             ----------
TOTAL                                 $5,807,631             $5,925,394
                                      ==========             ==========

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 4: NET WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company of New Jersey's variable insurance and variable annuity products for the nine months ended September 30, 2000 and 1999, were as follows:

                                              SEPTEMBER 30,
                                        2000               1999
                                        ----               ----
                                              (UNAUDITED)
VAL                                   $348,620          $520,884
VLI                                     20,749            55,066
SPVA                                    20,742             7,914
SPVL                                   (5,387)              (396)
                                      --------          --------
TOTAL                                 $384,724          $583,468
                                      ========          ========

      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

             CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                              SEPTEMBER 30, 2000
                                                                  (UNAUDITED)         DECEMBER 31, 1999
                                                              --------------------   --------------------
ASSETS
REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  9/30/2000 -- $193,351,211;
   12/31/1999 -- $190,007,568)                                       $171,076,665           $171,154,516
  Real estate partnership (cost: 9/30/2000 -- $5,853,092;
   12/31/1999 -- $5,187,126)                                            5,335,089              4,506,257
  Real estate investment trusts (cost:  9/30/2000 --
   $23,808,197; 12/31/1999 -- $32,535,158)                             25,739,425             29,727,085
                                                                  ---------------        ---------------
         Total real estate investments                                202,151,179            205,387,858
MARKETABLE SECURITIES - At estimated market value
   (cost: 9/30/2000 -- $2,702,030; 12/31/1999 -- $2,805,493)            2,702,084             $2,797,008
CASH AND CASH EQUIVALENTS                                              20,267,642             13,972,669
DIVIDEND RECEIVABLE                                                       175,545                131,542
OTHER ASSETS (net of allowance for uncollectible
  accounts:  9/30/2000 -- $11,200; 12/31/1999 -- $179,000)              3,115,957              2,853,576
                                                                  ---------------        ---------------
         Total assets                                                 228,412,407            225,142,653
                                                                  ---------------        ---------------
LIABILITIES
MORTGAGE LOAN PAYABLE                                                  10,114,333             10,184,662
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   3,182,708              2,967,614
DUE TO AFFILIATES                                                         859,047                869,477
OTHER LIABILITIES                                                         772,564                525,892
MINORITY INTEREST                                                         606,631                372,068
                                                                  ---------------        ---------------
         Total liabilities                                             15,535,283             14,919,713
                                                                  ---------------        ---------------
INVESTMENT COMMITMENTS
         Partners' equity                                             212,877,124            210,222,940
                                                                  ---------------        ---------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                               $228,412,407           $225,142,653
                                                                  ===============        ===============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                           9,706,284             10,078,921
                                                                  ===============        ===============
SHARE VALUE AT END OF PERIOD                                               $21.93                 $20.86
                                                                  ===============        ===============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                               NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -------------------------------------  -----------------------------------
                                                            2000               1999                2000               1999
                                                      -----------------  ------------------  -----------------  ----------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                 $17,089,509         $15,707,829         $5,623,942         $5,222,918
 Equity in income of real estate partnership                   658,905                   0            338,729                  0
 Dividend Income from real estate investment trusts          1,162,185             789,754            382,270            352,685
 Interest on short-term investments                            874,294           1,384,882            342,764            331,902
                                                      ----------------   -----------------   ----------------   ----------------

         Total investment income                            19,784,893          17,882,465          6,687,705          5,907,505
                                                      ----------------   -----------------   ----------------   ----------------

EXPENSES:
 Investment management fee                                   2,020,562           2,027,470            672,389            681,807
 Real estate taxes                                           1,973,769           2,133,374            671,532            618,014
 Administrative                                              1,837,556           1,468,770            545,583            429,855
 Operating                                                   3,249,334           2,737,517          1,149,241            967,731
 Interest                                                      530,893                   0            177,186                  0
 Minority interest                                              11,785                   0             45,531                  0
                                                      ----------------   -----------------   ----------------   ----------------
         Total investment expenses                           9,623,899           8,367,131          3,261,462          2,697,407
                                                      ----------------   -----------------   ----------------   ----------------
NET INVESTMENT INCOME                                       10,160,994           9,515,334          3,426,243          3,210,098
                                                      ----------------   -----------------   ----------------   ----------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold or converted                                        28,516,320          19,668,030          9,781,665          2,468,061
 Less:  Cost of real estate investments sold or
   converted                                                29,436,095          17,579,801          9,775,154          2,718,144
           Realization of prior periods' unrealized
            (loss) gain on real estate investments
            sold or converted                               (3,522,580)          2,080,673           (431,983)          (146,339)
                                                      ----------------  ------------------  -----------------  -----------------
 Net gain (loss) realized on real estate investments
             sold or converted                               2,602,805               7,556            438,494           (103,744)
                                                      ----------------   -----------------   ----------------   ----------------
 Change in unrealized (loss) gain on real estate
  investments                                               (2,041,907)         (6,225,283)           427,552         (2,740,601)
 Minority interest in unrealized (loss) gain on
   investments                                                 (67,708)                  0             59,167                  0
                                                      ----------------   -----------------   ----------------   ----------------
 Net unrealized (loss) gain on real estate
   investments                                              (2,109,615)         (6,225,283)           486,719         (2,740,601)
                                                      ----------------   -----------------   ----------------   ----------------
NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                         493,190          (6,217,727)           925,213         (2,844,345)
                                                      ----------------   -----------------   ----------------   ----------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                           $10,654,184          $3,297,607         $4,351,456           $365,753
                                                      ================   =================   ================   ================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                                    NINE MONTHS           NINE MONTHS
                                                                       ENDED                 ENDED
                                                                 SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                                                --------------------   -------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                  $10,160,994            $9,515,334
 Net realized gain on real estate investments sold
    or converted                                                          2,602,805                 7,556
 Change in unrealized loss on real estate investments                    (2,109,615)           (6,225,283)
                                                                -------------------    ------------------
         Net increase in net assets resulting from operations            10,654,184             3,297,607
                                                                -------------------    ------------------
NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (9/30/2000 -- 372,636 shares; 9/30/1999 -- 1,482,233 shares)          (8,000,000)          (30,000,000)
                                                                -------------------    ------------------
         Net decrease in net assets resulting from
          capital transactions                                           (8,000,000)          (30,000,000)
                                                                -------------------    ------------------
NET INCREASE (DECREASE) IN NET ASSETS                                     2,654,184           (26,702,393)
NET ASSETS -  Beginning of period                                       210,222,940           240,160,397
                                                                -------------------    ------------------
NET ASSETS -  End of period                                            $212,877,124          $213,458,004
                                                                ===================    ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                NINE MONTHS            NINE MONTHS
                                                                   ENDED                  ENDED
                                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                             ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations               $10,654,184             $3,297,607
 Adjustments to reconcile net increase in net assets
  resulting from operations to net cash flows from
  operating activities:
 Net realized and unrealized (gain) loss on investments                (493,190)             6,217,727
 Distributions from real estate partnership less than
   equity in income                                                    (658,905)                     0
 Minority interest from operating activities                             11,785                      0
 Bad debt expense                                                         7,589                 16,917
 (Increase) Decrease in:
    Dividend receivable                                                 (44,003)               167,275
    Other assets                                                       (269,970)             1,217,730
 Increase (Decrease) in:
    Accounts payable and accrued expenses                               215,094                208,503
    Due to affiliates                                                   (10,430)              (339,218)
    Other liabilities                                                   246,672                 40,336
                                                             ------------------    -------------------
         Net cash flows from operating activities                     9,658,826             10,826,877
                                                             ------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
   Net proceeds from real estate investments sold                    28,516,320              8,725,464
   Acquisition of real estate property                                        0             (7,542,712)
   Additions to real estate property                                 (3,343,643)            (1,138,743)
   Acquisition of real estate partnership                                     0             (4,875,000)
   Additions to real estate partnership                                  (7,061)                     0
   Acquisition of real estate investment trust                      (20,709,134)           (29,174,960)
   Sale of marketable securities, net                                    94,924             13,128,681
                                                             ------------------    -------------------
         Net cash flows from investing activities                     4,551,406            (20,877,270)
                                                             ------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                            (70,329)                     0
 Withdrawals by partners                                             (8,000,000)           (30,000,000)
 Contributions from minority interest partners                          155,070                377,135
                                                             ------------------    -------------------
         Net cash flows from financing activities                    (7,915,259)           (29,622,865)
                                                             ------------------    -------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               6,294,973            (39,673,258)
CASH AND CASH EQUIVALENTS - Beginning of period                      13,972,669             58,578,848
                                                             ------------------    -------------------
CASH AND CASH EQUIVALENTS - End of period                           $20,267,642            $18,905,590
                                                             ==================    ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the nine months for interest                        $530,893                     $0
                                                             ===================   ===================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Exchange of shares of Meridian real estate investment
     trust for shares of ProLogis real estate investment
     trust shares                                                            $0            $10,942,566
                                                             ===================   ===================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SCHEDULE OF INVESTMENTS
                                (UNAUDITED)

                                                             SEPTEMBER 30, 2000                       DECEMBER 31, 1999
                                                    ------------------------------------     -----------------------------------
                                                                           ESTIMATED                                ESTIMATED
                                                                             MARKET                                   MARKET
                                                         COST                VALUE                COST                VALUE
                                                    ----------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                              80.4%                                    81.4%
Location               Description
--------------------------------------------------------------------------------------------------------------------------------
Lisle, IL              Office Building                $ 22,132,688         $ 13,930,205         $ 22,075,782        $ 13,895,122
Atlanta, GA            Garden Apartments                15,666,454           16,400,002           15,646,846          16,104,268
Roswell, GA            Retail Shopping Center           32,458,175           26,800,871           32,394,853          27,000,939
Morristown, NJ         Office Building                  20,320,495           12,300,000           20,116,694          12,337,499
Bolingbrook, IL        Warehouse                         8,948,028            6,400,000            8,948,028           7,000,000
Raleigh, NC            Garden Apartments                15,846,639           17,200,000           15,833,928          17,004,623
Brentwood, TN          Office Building                   9,561,222           10,543,906            8,509,908          10,000,000
Oakbrook Terrace, IL   Office Complex                   13,004,341           13,000,000           12,945,366          14,200,000
Beaverton, OR          Office Complex                   11,201,230           10,300,001           10,768,811          10,400,866
Salt Lake City, UT     Industrial Building               5,640,709            5,700,050            5,640,709           5,703,419
Aurora, CO             Industrial Building              10,130,644            9,800,000           10,119,072          10,520,780
Brentwood, TN          Office Complex                    9,608,460            9,601,630            9,606,828           9,537,000
Jacksonville, FL       Garden Apartments                18,832,126           19,100,000           17,400,743          17,450,000*
                                                    ----------------------------------------------------------------------------
                                                      $193,351,211         $171,076,665         $190,007,568        $171,154,516
                                                    ============================================================================
REAL ESTATE PARTNERSHIP (PERCENT OF NET ASSETS)                                    2.5%                                     2.1%
Location               Description
--------------------------------------------------------------------------------------------------------------------------------
                                                    ----------------------------------------------------------------------------
Kansas City, KS; MO    Retail Shopping Center           $5,853,092           $5,335,089           $5,187,126          $4,506,257
                                                    =============================================================================

* Real estate partnership accounted for by the consolidated method.

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         SCHEDULE OF INVESTMENTS
                              (UNAUDITED)


                                                            SEPTEMBER 30, 2000
                                                   -----------------------------------
                                                                         ESTIMATED
                                                                           MARKET
                                                        COST               VALUE
                                                   -----------------------------------
REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                            12.1%
----------------------------------------------------------------------------------------
AMLI Residential Properties (30,000 shares)           $   706,800         $   720,000
Apartment Inv & Mgmt Co., Class A (33,900 shares)       1,422,878           1,561,518
Brandywine Realty Trust (15,000 shares)                   321,338             303,750
CBL & Associates Prop (15,800 shares)                     396,088             395,988
Cabot Industrial Trust (40,000 shares)                    820,726             797,500
Camden Property Trust (25,000 shares)                     780,125             775,000
Centerpoint Properties Corp. (18,600 shares)              632,302             856,762
Equity Office Properties Trust (52,400 shares)          1,463,396           1,627,675
Essex Property Trust, Inc. (15,000 shares)                593,700             830,625
Felcor Lodging Trust (25,000 shares)                      545,920             578,125
First Industrial Realty Trust (25,000 shares)             781,100             768,750
Franchise Finance Cp Amer (46,300 shares)               1,118,418           1,041,750
Gables Residential Trust (25,000 shares)                  632,750             679,688
Great Lakes Reit (30,000 shares)                          554,775             521,250
Highwoods Properties Inc. (20,000 shares)                 541,982             472,500
Host Marriot Corp. (80,000 shares)                        824,800             900,000
IRT Property (45,000 shares)                              406,395             393,750
Kilroy Realty Corp. (30,000 shares)                       746,886             800,625
Liberty Property LP. (35,000 shares)                      899,562             962,500
Macerich Co. (30,000 shares)                              670,489             637,500
MeriStar Hospitality Corp. (32,500 shares)                538,813             658,125
Mission West Properties (108,200 shares)                  862,224           1,501,275
Parkway Properties Inc. (25,000 shares)                   782,750             762,500
Philips International Realty (68,500 shares)            1,129,948           1,181,625
Public Storage Inc. (23,700 shares)                       611,872             567,319
Reckson Assoc Realty Corp. (32,500 shares)                805,150             828,750
Regency Realty Corp. (25,000 shares)                      576,600             573,437
Spieker Properties (17,000 shares)                        665,228             978,563
Taubeau Centers Inc.(50,000 shares)                       556,625             578,125
United Dominion Realty Trust (70,000 shares)              811,068             761,250
Vornado Realty Trust (24,800 shares)                      848,269             920,700
Washington Reit (40,000 shares)                           759,220             802,500
                                                   =====================================
                                                      $23,808,197         $25,739,425
                                                   =====================================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                      DECEMBER 31, 1999
                                                             ------------------------------------
                                                                                    ESTIMATED
                                                                                      MARKET
                                                                  COST                VALUE
                                                             ------------------------------------
REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                       14.1%
-------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                           $ 7,579,332         $ 7,434,504
AMB Property Corp (42,100 shares)                                    933,851             839,369
Alexandria Real Est Equities (30,800 shares)                         874,221             979,825
Apartment Inv & Mgmt Co - Class A (16,500 shares)                    672,953             656,906
Centerpoint Properties Corp (16,200 shares)                          544,308             581,175
Cousins Properties (24,800 shares)                                   890,459             841,650
Equity Office Properties Trust (32,400 shares)                       901,571             797,850
Equity Residential Property Trust (13,100 shares)                    623,573             559,206
Excel Legacy Corp (322,300 shares)                                 1,479,431           1,067,619
Franchise Finance Cp Amer (25,500 shares)                            620,027             610,406
General Growth Properties (13,600 shares)                            512,353             380,800
Intrawest Corporation (76,100 shares)                              1,258,575           1,317,481
MeriStar Hotels & Resorts Inc. (239,100 shares)                      875,818             851,794
Mission West Properties (116,800 shares)                             938,124             905,200
Philips International Realty (63,700 shares)                       1,052,331           1,047,069
Prime Hospitality Corp. (112,500 shares)                           1,320,524             991,406
Public Storage (45,100 shares)                                     1,269,884           1,023,206
Reckson Service Industries (18,200 shares)                           221,041           1,135,225
Reckson Assoc Realty Corp (52,200 shares)                          1,299,227           1,070,100
Spieker Properties (12,000 shares)                                   426,078             437,250
Starwood Hotels and Resorts (87,200 shares)                        3,027,806           2,049,200
Sun Communities Inc. (16,700 shares)                                 606,047             537,531
Vornado Realty Trust (51,800 shares)                               1,930,911           1,683,500
Sun International Hotels Ltd (30,900 shares)                       1,116,266             598,688
Boardwalk Equities, Inc.  (146,800 shares)                         1,560,447           1,330,125
                                                             ====================================
                                                                 $32,535,158         $29,727,085
                                                             ====================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30, 2000
                                                                ---------------------------------------------------
                                                                                                    NET ESTIMATED
                                                                 FACE AMOUNT          COST           MARKET VALUE
                                                                ---------------   --------------    ---------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                 1.3%
Merrill Lynch & Co., Inc. 6.51%, October 27, 2000               $      725,000    $     711,234     $      711,234
Campbell Soup Co., 6.53% October 30, 2000                              717,000          704,775            704,775
E.I. Du Pont de Nemours & Co. Inc., 6.53%, December 18, 2000           225,000          219,613            219,613
E.I. Du Pont de Nemours & Co. Inc., 6.55%, December 18, 2000           100,000           97,616             97,616
Lasalle National Bank, 6.71%, February 1, 2001                         969,000          968,792            968,846
                                                                ---------------   --------------    ---------------
TOTAL MARKETABLE SECURITIES                                     $    2,736,000    $   2,702,030     $    2,702,084
                                                                ===============   ==============    ===============
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                             9.5%

Lucent Technologies, 6.80%, October 2, 2000                     $    1,000,000    $     999,433     $      999,433
First Data Corp., 6.50%, October 3, 2000                             1,000,000          994,944            994,944
J.P. Morgan and Co., Inc., 6.50%, October 5, 2000                    1,000,000          994,583            994,583
Household Finance Corp., 6.50%, October 10, 2000                       577,000          574,708            574,708
Target Corp., 6.55%, October 10, 2000                                  616,000          614,543            614,543
Ciesco L.P.,  6.50%, October 11, 2000                                  979,000          963,268            963,268
New Center Asset Trust, 6.50%, October 11, 2000                        976,000          970,713            970,713
Homeside Lending Inc., 6.50%, October 16, 2000                         975,000          964,614            964,614
Ford Motor Credit Corp Co., 6.50%, October 18, 2000                    388,000          384,988            384,988
Equitable Life Assur Society U.S., 6.51%, October 20, 2000             641,000          637,523            637,523
Paccar Financial Corp., 6.50%, October 20, 2000                        959,000          949,303            949,303
Textron Financial Corp., 6.51%, October 20, 2000                       947,000          938,438            938,438
Bank of Montreal, 6.62%, November 2, 2000                              900,000          900,000            900,000
B-One Australia LTD., 6.53%, November 3, 2000                          925,000          917,282            917,282
Verizon Global Funding Corp., 6.50%, November 3, 2000                  975,000          962,325            962,325
AON Corp., 6.53%, November 14, 2000                                  1,000,000          991,112            991,112
General Motors Acceptance Corp., Inc., 6.49%, November 15, 2000        950,000          940,238            940,238
Salomon Smith Barney Hldgs Inc., 6.50%, November 20, 2000            1,000,000          990,069            990,069
AT&T Corp., 6.48%, November 29, 2000                                   591,000          583,660            583,660
Nike Inc., 6.48%, November 29, 2000                                    727,000          718,494            718,494
Eastman Kodak Co., 6.49%, December 4, 2000                             900,000          887,994            887,994
Alcoa Inc., 6.48%, December 6, 2000                                    524,000          516,926            516,926
                                                                ---------------   --------------    ---------------
TOTAL CASH EQUIVALENTS                                              18,550,000       18,395,158         18,395,158
CASH                                                                 1,872,484        1,872,484          1,872,484
                                                                ---------------   --------------    ---------------
TOTAL CASH AND CASH EQUIVALENTS                                 $   20,422,484    $  20,267,642     $   20,267,642
                                                                ===============   ==============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                 DECEMBER 31, 1999
                                                              ----------------------------------------------------
                                                                                                   NET ESTIMATED
                                                               FACE AMOUNT           COST           MARKET VALUE
                                                              ---------------    --------------    ---------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                1.3%
J.P. Morgan and Co., Inc., 5.96%, March 13, 2000              $      995,000     $     980,010     $      980,010
Ford Motor Credit Co., 7.50%, April 6, 2000                          150,000           151,779            150,653
CIT Group Inc., 6.80%, April 17, 2000                                500,000           503,765            501,487
Associates Corp of North America, 6.71%, June 1, 2000              1,160,000         1,169,939          1,164,858
                                                              ---------------    --------------    ---------------
TOTAL MARKETABLE SECURITIES                                   $    2,805,000     $   2,805,493     $    2,797,008
                                                              ===============    ==============    ===============
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                            6.6%
Duke Energy Corp., 5.00%, January 3, 2000                     $      550,000     $     549,771     $      549,771
Bell Atlantic Financial Services, 5.20%, January 7, 2000             672,000           671,321            671,321
Household Finance Corp, 5.93%, January 18, 2000                      990,000           983,314            983,314
Ford Motor Credit Co., 6.00%, January 21, 2000                       847,000           840,789            840,789
American Express Cr. Corp., 6.02%, January 26, 2000                  999,000           990,981            990,981
Procter & Gamble Co., 6.00%, January 26, 2000                        200,000           197,867            197,867
Goldman Sachs Group L.P., 6.43%, January 31, 2000                  1,000,000           991,963            991,963
Countrywide Home Loans, 6.00%, February 3, 2000                      990,000           980,595            980,595
Merrill Lynch & Co., Inc., 5.98%, February 3, 2000                   990,000           980,626            980,626
Unifunding Inc., 6.05%, February 3, 2000                             900,000           892,135            892,135
Metlife Funding Inc., 5.90%, February 4, 2000                        841,000           832,730            832,730
General Electric Cap Corp., 5.95%, February 10, 2000                 350,000           346,182            346,182
GTE Funding, Inc., 6.10%, February 10, 2000                        1,000,000           990,681            990,681
E.I. Du Pont De Nemours & Co. Inc., 6.00%,  February 11, 2000        250,000           246,667            246,667
General Electric Capital Corp., 5.92% March 1,  2000                 406,000           400,258            400,258
                                                              ---------------    --------------    ---------------
TOTAL CASH EQUIVALENTS                                            10,985,000        10,895,880         10,895,880
CASH                                                               3,076,789         3,076,789          3,076,789
                                                              ---------------    --------------    ---------------
TOTAL CASH AND CASH EQUIVALENTS                               $   14,061,789     $  13,972,669     $   13,972,669
                                                              ===============    ==============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1999 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $213 million in net assets, the commitment has been automatically reduced to $80 million. As of September 30, 2000, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.

NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2000 and 1999 management fees incurred by the Partnership were $2,020,562 and $2,027,470 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the nine months ended September 30, 2000 and 1999 were $87,472 and $87,305 respectively, and are classified as administrative expenses in the consolidated statements of operations.

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

NOTE 5:  SUBSEQUENT EVENTS

On October 26, 2000, the Partnership sold the office complex located in Morristown, New Jersey. The total proceeds received were approximately $12.9 million, resulting in a realized gain for the current year of approximately $0.2 million.

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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $23.0 million, an increase of $6.2 million from December 31, 1999. This increase was primarily due to the sale of REIT shares and operations of the Partnership's properties which were offset by a distribution to a Partner of $8.0 million on June 28, 2000. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash or liquid instruments. At
September 30, 2000, 10% of the Partnership's assets consisted of cash and cash equivalents and marketable securities.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $213 million in net assets, the commitment has been automatically reduced to $80 million. As of September 30, 2000, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make any contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.

On June 28, 2000, the Partnership made an $8 million distribution to the Partners, while on February 2, 1999 a distribution of $30 million was made to the Partners. Additional distributions may be made to the Partners during 2000, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first nine months of 2000, the Partnership spent approximately $3.3 million in capital expenditures. Approximately $1.4 million was associated with the renovation of the apartment complex located in Jacksonville, FL. The remaining $1.9 million balance was primarily associated with capital expenditures in relation to leasing activity at one of the office properties located in Brentwood, TN as well as the offices located in Morristown, NJ and Beaverton, OR.

(b) RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended September 30, 2000 and 1999.

SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.


                                                NINE MONTHS ENDED            THREE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                               2000            1999           2000           1999
                                            -----------    -----------    -----------    -----------
NET INVESTMENT INCOME:
Office properties                           $ 4,174,180    $ 5,404,103    $ 1,261,021    $ 1,654,448
Apartment complexes                           2,545,173      1,617,646        845,424        701,052
Retail property                               2,129,555      2,067,724        701,637        692,468
Industrial properties                         1,056,304        480,812        286,091        324,431
Equity in income of real estate partnership     658,905            -          338,729            -
Dividend income from real
   estate investment trust                    1,162,185        789,754        382,270        352,685
Other (including interest income,
   investment mgt fee, etc.)                 (1,565,308)      (844,705)      (388,929)      (514,986)
                                            -----------    -----------    -----------    -----------
TOTAL NET INVESTMENT INCOME                 $10,160,994    $ 9,515,334    $ 3,426,243    $ 3,210,098
                                            -----------    -----------    -----------    -----------
UNREALIZED (LOSS) GAIN ON INVESTMENTS:
Office properties                           $(2,499,791)   $(3,052,513)   $  (189,271)   $   867,563
Apartment complexes                             609,699       (188,505)        91,624       (614,430)
Retail property                                (263,389)       291,767       (217,769)       (39,973)
Industrial properties                        (1,335,721)       142,513       (200,000)       347,963
Interest in properties                          162,866           -          (102,912)          -
Real estate investment trusts                 1,216,721     (3,418,545)     1,105,047     (3,301,724)
                                            -----------    -----------    -----------    -----------
                                            $(2,109,615)   $(6,225,283)   $   486,719    $(2,740,601)
                                            -----------    -----------    -----------    -----------
REALIZED GAIN (LOSS) ON INVESTMENTS:
Apartment complexes                                -              -              -              -
Industrial properties                              -            43,641           -              -
Interest in properties                             -              -              -              -
Real estate investment trust                  2,602,805        (36,085)       438,494       (103,744)
                                            -----------    -----------    -----------    -----------
                                              2,602,805          7,556        438,494       (103,744)
                                            -----------    -----------    -----------    -----------
TOTAL REALIZED AND UNREALIZED GAIN          -----------    -----------    -----------    -----------
    (LOSS) ON INVESTMENTS                   $   493,190    $(6,217,727)   $   925,213    $(2,844,345)
                                            -----------    -----------    -----------    -----------

The Partnership's net investment income for the nine months ended
September 30, 2000 was $10.2 million, an increase of $0.7 million from net investment income of $9.5 million in the corresponding period in 1999. The Partnership's net investment income for the quarter ended September 30, 2000 was $3.4 million, an increase of $0.2 million from net investment income of $3.2 million in the corresponding period in 1999.

Revenue from real estate properties was $17.1 million for the nine months ended September, 30 2000, an increase of $1.4 million, or 8.8%, from $15.7 million in the corresponding period in 1999. This increase was primarily due to the Partnership's acquisition of a controlling interest in an apartment complex located in Jacksonville, FL. Revenue from real estate properties was $5.6 million for the third quarter of 2000, an increase of $0.4 million, or 7.7%, from $5.2 million in the corresponding quarter in 1999.

Equity in income of real estate partnership increased $0.7 million during the first nine months of 2000, and $0.3 million during the third quarter of 2000, as a result of the acquisition of the Partnership's equity investment interest in the retail portfolio located in the Kansas City, MO area. This interest was not acquired until September 30, 1999.

Dividend income from real estate investment trusts was $1.2 million for the first nine months of 2000, an increase of $0.4 million or 47.2% from the corresponding period in 1999. This increase was primarily due to higher amounts invested in real estate investment trusts. A significant increase in the Partnership's investment in REIT shares took place in the latter part of the second quarter 1999. Therefore, dividend income for the first nine months of 2000 represents a full nine months of dividend income activity on the increased investment, while the first nine months of 1999 only include approximately 4 1/2 months dividend income from the increased investment.

Interest on short-term investments decreased approximately $0.5 million or 36.9% for the nine months ended September 30, 2000 due primarily to a significantly lower average cash balance. Cash and cash equivalents during the first nine months of 2000 averaged approximately $18.2 million compared to approximately $36.5 million for the first nine months of 1999.

Administrative expenses increased $0.4 million, or 25.1%, to $1.8 million during the first nine months of 2000 when compared to the corresponding period in 1999. Administrative expenses for the third quarter of 2000 increased $0.1 million or 26.9% to $0.5 million when compared to the third quarter of 1999. These increases were primarily due to the acquisition of a controlling interest in an apartment complex located in Jacksonville, FL.

Operating expenses increased $0.5 million or 18.7% to $3.2 million during the first nine months of 2000 when compared to the corresponding period in 1999. Operating expenses increased $0.2 million or 18.8% to $1.1 million when compared to the third quarter of 1999. These increases were primarily a result of the Partnership's acquisition of a controlling interest in the apartment complex located in Jacksonville, FL.

Interest expense increased $0.5 million during the first nine months of 2000, and $0.2 million during the third quarter of 2000, when compared to the corresponding periods in 1999. These increases were a result of the Partnership's acquisition of a controlling interest in the apartment complex located in Jacksonville, FL, which was acquired subject to $10.2 million in debt.

Minority interest in consolidated partnership increased $11,785 during the first nine months of 2000, and $45,531 during the third quarter of 2000. These increases were a result of the Partnership's controlling joint venture investment in the apartment complex located in Jacksonville, FL.

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $1.2 million or 22.8% for the nine months ended September 30, 2000 when compared to the corresponding period in 1999. Net investment income from property operations for the office sector decreased approximately $0.4 million or 23.8% during the third quarter of 2000 when compared to the corresponding period in 1999. These decreases were primarily due to lower revenue levels experienced by the Oakbrook Terrace, IL office complex during 2000 as a result of the lease termination fee received from one of the tenants during 1999 coupled with a corresponding decrease in occupancy at this same office property. A 36% decrease in occupancy at one of the Brentwood, TN office properties also contributed to the decrease.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $2.5 million during the first nine months of 2000 compared to a net unrealized loss of $3.1 million in the corresponding period in 1999.

The largest share (52%) of the net unrealized loss experienced during the first nine months of 2000 was primarily due to the office property located in Oakbrook Terrace, IL. This approximate $1.3 million value decrease was due to a lease termination associated with 45% of the space and weaker market conditions. The Beaverton, OR and Brentwood, TN office properties also experienced net unrealized losses of approximately $0.5 million each primarily due to capital expenditures on the properties that were not reflected as an increase in market value.

The majority of the $3.1 million net unrealized loss during the first nine months of 1999 was attributable to the office complex located in Oakbrook Terrace, IL. This $1.6 million value decrease was due to costs associated with re-leasing and expected vacancy resulting from the upcoming lease termination exercised by a tenant. The Beaverton, OR office property also experienced a net unrealized loss of approximately $0.8 million. This decline in value is partially attributable to reduced investor demand for suburban office. The Lisle, IL office property also experienced a net unrealized loss of approximately $0.6 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The office properties experienced a net unrealized loss of approximately
$0.2 million during the third quarter of 2000 compared to a net unrealized gain of $0.9 million in the corresponding period in 1999. The loss for the third quarter of 2000 consisted of $0.4 million at the Beaverton, OR property and $0.4 million at the Brentwood, TN office complexes for the reasons discussed above. Offsetting these net unrealized losses was a net unrealized gain of $0.6 million experienced by the office complex located in Morristown, NJ which was under contract to sell. The majority of the $0.9 million unrealized gain experienced in 1999 was primarily the result of the Oakbrook Terrace, IL property experiencing a $0.7 million net unrealized gain as a result of increased market rent levels at the property.

Occupancy at the Morristown, NJ property increased from 97% at September 30, 1999 to 100% at September 30, 2000, while occupancy at the Lisle, IL office property decreased from 88% at September 30, 1999 to 87% at September 30, 2000. Occupancy at one of the Brentwood, TN office complexes decreased from 95% to 59% from September 30, 1999 to September 30, 2000, while occupancy at the other Brentwood, TN office property increased from 95% to 100%. Occupancy at the Oakbrook Terrace, IL office complex decreased from 100% at September 30, 1999 to 55% at September 30, 2000, while occupancy at the Beaverton, OR office complex decreased from 100% at September 30, 1999 to 95% at September 30, 2000. As of September 30, 2000 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $2.5 million for the first nine months of 2000, an increase of $0.9 million or 57.3% compared with the corresponding period in 1999. Net investment income from property operations for the apartment complexes was $0.8 million for the third quarter of 2000, an increase of $0.1 million or 20.6% compared with the corresponding period in 1999. These increases were primarily due to the acquisition of the controlling interest in the apartment complex located in Jacksonville, FL.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.6 million and a net unrealized loss of $0.2 million for the nine months ended September 30, 2000 and 1999 respectively. The largest share of the unrealized gain for 2000 or $0.3 million was experienced by the apartment complex located in Atlanta, GA primarily due to increases in rental rates and stabilized occupancy. The apartment complex located in Raleigh, NC also experienced a net unrealized gain of $0.2 million due to increases in rental rates. The net unrealized loss of $0.2 million during the first nine months of 1999 was experienced by the Atlanta, GA apartment complex which decreased in value as a result of the final real estate tax bill being approximately $80,000 higher for the year than was originally anticipated. This unexpected increase in real estate taxes affects the property's current and future cash flow and resulted in a decrease in market value.

The apartments experienced a net unrealized gain of $0.1 million and a net unrealized loss of $0.6 million for the quarters ended September 30, 2000 and 1999 respectively. The majority of the unrealized gain in 2000 was experienced by the Raleigh, NC property due to increases in rental rates as discussed previously. The majority of the net unrealized loss in 1999 was experienced by the property located in Atlanta, GA which decreased in value approximately $0.6 million due to higher than anticipated real estate taxes as discussed previously.

The occupancy at the Atlanta, GA complex remained unchanged at 98% as of September 30, 1999 and September 30, 2000. Occupancy at the apartment complex in Raleigh, NC also remained unchanged at 96% as of September 30, 1999 and September 30, 2000. Occupancy at the Jacksonville, FL apartment complex decreased from 93% as of

September 30, 1999 to 92% as of September 30, 2000. This vacancy is largely a result of renovations at the project. As apartments are renovated, they are then re-leased at higher rates. As of September 30, 2000, all available vacant units were being marketed.

RETAIL PROPERTIES

Net investment income for the nine months ended September 30, 2000 and 1999 for the Partnership's retail property located in Roswell, GA was approximately $2.1 million for both periods. Net investment income for the third quarter of 2000 and 1999 was approximately $0.7 million for both periods.

The retail property experienced a net unrealized loss of $0.3 million and a net unrealized gain of $0.3 million for the first nine months of 2000 and 1999, respectively. The unrealized loss experienced by the property in 2000 was due to lower income projections, resulting primarily from lower income growth rate projections, coupled with capital expenditures which did not increase the market value of the property. The increase in value for 1999 was attributable to improved market conditions.

The retail property experienced a net unrealized loss of $0.2 million and $0.1 million for the third quarter of 2000 and 1999, respectively. The net unrealized loss for the third quarter 2000 was attributable to the lower income projections and growth rate projections discussed previously. The net unrealized loss for the third quarter 1999 was attributable to capital expenditures on the property that were not reflected as an increase in market value.

On September 30, 1999, the Partnership invested in an equity joint venture of retail centers located in the Kansas City, MO area. During the nine months ended September 30, 2000, income from this investment amounted to $0.7 million, while income for the quarter ended September 30, 2000 was $0.3 million. This investment experienced a net unrealized gain during the first nine months of 2000 of $0.2 million, and a net unrealized loss for the third quarter 2000 of $0.1 million, primarily due to capital expenditures on the properties that were not reflected as an increase in market value.

Occupancy at the shopping center located in Roswell, GA decreased from 100% as of September 30, 1999 to 96% as of September 30, 2000. The retail portfolio located in the Kansas City, MO area had an average occupancy of 95% as of September 30, 2000 compared to an average occupancy of 88% as of September 30, 1999. As of September 30, 2000, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties increased from $0.5 million for the nine months ended September 30, 1999 to $1.1 million for the corresponding period in 2000. The majority of the increase was a result of increased occupancy at the property located in Aurora, CO. Net investment income from property operations for the industrial properties remained unchanged at $0.3 million for the quarter ended
September 30, 1999 and September 30, 2000.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $1.3 million and a net unrealized gain of $0.1 million for the nine months ended September 30, 2000 and 1999, respectively. The majority of the decrease for 2000 was attributable to the Aurora, CO industrial property, which had a loss of approximately
$0.7 million due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were incurred at the property which were not reflected as an increase in market value. The industrial property located in Bolingbrook, IL experienced an unrealized loss of $0.6 million during the first nine months of 2000. This loss was due to the expiration of the single tenant lease with no replacement tenant being signed as of yet. The majority of the $0.1 million unrealized gain for 1999 was attributable to the Aurora, CO industrial property due to improved market conditions as evidence by higher market rental rates and the faster absorption of vacant space.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.2 million and a net unrealized gain of $0.3 million for the quarters ended September 30, 2000 and 1999, respectively. The decrease in unrealized appreciation for the third quarter 2000 is attributable to the Bolingbrook, IL property for the reasons discussed previously. The increase in unrealized appreciation for the third quarter 1999 is also attributable to the Aurora, CO property for the reasons previously discussed.

The occupancy at the Bolingbrook, IL property decreased from 100% as of September 30, 1999 to 0% as of September 30, 2000. The occupancy at the Salt Lake City, Utah property remained unchanged at 34% from September 30, 1999 to September 30, 2000. The current tenant at the property is experiencing financial difficulty, and their continued operations are questionable at this time. The Aurora, CO property's occupancy rate increased to 75% as of September 30, 2000 from 67% as of September 30, 1999. As of September 30, 2000, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

The Partnership recognized a net realized gain from real estate investment trusts of $2.6 million for the nine months ended September 30, 2000 primarily as a result of the sale of the Partnership's remaining investment in 386,208 ProLogis REIT shares and sales of shares within the Partnership's investment in a REIT fund. The Partnership recognized a net realized gain from real estate investment trusts of $0.4 million for the quarter ended September 30, 2000 primarily as a result of the sales of shares within the Partnership's investment in a REIT fund.

The Partnership's investment in REIT shares experienced an unrealized gain of $1.2 million and an unrealized loss of $3.4 million for the nine months ended September 30, 2000 and 1999, respectively. During the quarters ended September 30, 2000 and September 30, 1999, the Partnership's investment in REIT shares experienced an unrealized gain of $1.1 million and an unrealized loss of $3.3 million, respectively. These changes in unrealized gain and loss reflect changes in the market value of REIT shares held by the Partnership.

Management applied a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of a restriction which limited the number of shares that could be publicly traded during any six month period. This discount was discontinued on June 30, 1999 because this restriction no longer applied.

OTHER

Other net investment income decreased $0.7 million during the nine months ended September 30, 2000 compared to the corresponding period last year. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The decrease in other net investment income during the first nine months of 2000 was primarily due to a decrease in interest income on short-term investments primarily as a result of the Partnership maintaining a significantly lower cash balance when compared to the corresponding period last year.

Other net investment income increased $0.1 million during the third quarter of 2000 compared to the corresponding quarter last year primarily because expenses not related to property activities decreased when compared to the same period last year.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                                  (Registrant)
                   -------------------------------------------


Date:  November 14, 2000     By:  /s/
       -----------------          --------------------------------------------
                                  Esther H. Milnes
                                  President and Director




Date:  November 14, 2000      By:  /s/
       -----------------           -------------------------------------------
                                   William J. Eckert
                                   Vice President and Chief Accounting Officer