Form 10-Q
period 2001-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2001-05-15
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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



       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                        YES X NO
                                                                     -

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                             PAGE

Item 1.  Financial Statements (Unaudited)

A.       PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                 Statements of Net Assets - March 31, 2001 and December 31, 2000                            3

                 Statements of Operations - Three Months Ended March 31, 2001 and 2000                      3

                 Statements of Changes in Net Assets - Three Months Ended March 31, 2001 and 2000           3

                 Notes to the Financial Statements of the Account                                           4

B.       THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                 Consolidated Statements of Assets and Liabilities - March 31, 2001 and December 31, 2000   6

                 Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000         7

                 Consolidated  Statements  of Changes in Net Assets - Three  Months  Ended  March 31, 2001
                 and 2000                                                                                   8

                 Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000         9

                 Consolidated Schedules of Investments - March 31, 2001 and December 31, 2000              10

                 Notes to the Financial Statements of the Partnership                                      15

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            16

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                      21

PART II - OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders                                         23

   Item 6.     Exhibits and Reports on Form 8-K                                                            23

   Signature Page                                                                                          24

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
March 31, 2001 and December 31, 2000
                                                                        MARCH 31, 2001
ASSETS                                                                    (UNAUDITED)                      DECEMBER 31, 2000
                                                                  ----------------------------        -----------------------------
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                              $                 9,293,006         $                  9,188,844
                                                                  ----------------------------        -----------------------------
Net Assets                                                        $                 9,293,006         $                  9,188,844
                                                                  ============================        =============================

NET ASSETS, representing:
Equity of contract owners (Note 3)                                $                 5,879,314         $                  5,911,297
Equity of Pruco Life Insurance Company of New Jersey                                3,413,692                            3,277,547
                                                                  ----------------------------        -----------------------------
                                                                  $                 9,293,006         $                  9,188,844
                                                                  ============================        =============================



STATEMENTS OF OPERATIONS
For the three months ended March 31, 2001 and 2000                   1/1/2001 - 3/31/2001                  1/1/2000 - 3/31/2000
                                                                          (UNAUDITED)                            (UNAUDITED)
                                                                  ----------------------------        -----------------------------
INVESTMENT INCOME
Net investment income from Partnership operations                 $                   130,240         $                    153,108
                                                                  ----------------------------        -----------------------------

EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration                                                8,390                                8,546
                                                                  ----------------------------        -----------------------------
NET INVESTMENT INCOME                                                                 121,850                              144,562
                                                                  ----------------------------        -----------------------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
Net change in unrealized loss on investments in Partnership                           (21,583)                            (125,137)
Realized gain (loss) on sale of investments in Partnership                             (4,495)                               4,602
                                                                  ----------------------------        -----------------------------
NET LOSS ON INVESTMENTS                                                               (26,078)                            (120,535)
                                                                  ----------------------------        -----------------------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                        $                    95,772         $                     24,027
                                                                  ============================        =============================


STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2001 and 2000                   1/1/2001 - 3/31/2001                  1/1/2000 - 3/31/2000
                                                                          (UNAUDITED)                            (UNAUDITED)
                                                                  ----------------------------        -----------------------------

OPERATIONS
Net investment income                                             $                   121,850                              144,562
Net change in unrealized loss on investments in Partnership                           (21,583)                            (125,137)
Realized gain (loss) on sale of investments in Partnership                             (4,495)                               4,602
                                                                  ----------------------------        -----------------------------

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                                                             95,772                               24,027
                                                                  ----------------------------        -----------------------------

CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 4)                                           (90,154)                             (69,953)
Net contributions by Pruco Life Insurance Company of New Jersey                        98,544                               78,499
                                                                  ----------------------------        -----------------------------

NET INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                                   8,390                                8,546
                                                                  ----------------------------        -----------------------------

TOTAL INCREASE IN NET ASSETS                                                          104,162                               32,573

NET ASSETS
Beginning of period                                                                 9,188,844                            9,074,151
                                                                  ----------------------------        -----------------------------
End of period                                                     $                 9,293,006         $                  9,106,724
                                                                  ============================        =============================

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 2000 Annual Report on Form 10K.


NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 2001 and December 31, 2000, the Real Property Account's interest in the Partnership was 4.5% or 404,158 shares.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at March 31, 2001 and December 31, 2000 were as follows:

                                          MARCH 31, 2001
                                           (UNAUDITED)        DECEMBER 31, 2000
NUMBER OF SHARES (ROUNDED):                  404,158               404,158
NET ASSET VALUE PER SHARE (ROUNDED):          $22.99                $22.74
COST:                                       $4,700,545            $4,700,545


NOTE 3:      CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at March 31, 2001 and December 31, 2000 by product, were as follows:


                                    MARCH 31, 2001
                                      (UNAUDITED)        DECEMBER 31, 2000
VAL                                   $4,769,747            $4,782,811
VLI                                      939,561               934,917
SPVA                                      61,878                61,373
SPVL                                     108,128               132,196
                                      ----------            ----------

TOTAL                                 $5,879,314           $5,911,297
                                      ==========           ==========

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE 4:    NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company of New Jersey's variable insurance and variable annuity products for the three months ended March 31, 2001 and 2000, were as follows:

                                               MARCH 31,
                                        2001               2000
                                        ----               ----
                                              (UNAUDITED)
VAL                                    $59,997           $48,759
VLI                                      5,102             2,607
SPVA                                         0            18,397
SPVL                                    25,055               190
                                       -------           -------

TOTAL                                  $90,154           $69,953
                                       =======           =======

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                MARCH 31, 2001
                                                                                 (UNAUDITED)              DECEMBER 31, 2000
                                                                           -------------------------   -------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  3/31/2001 -- $192,739,991; 12/31/2000 -- $173,748,950)                      $181,427,340                $162,213,095
  Real estate partnership (cost: 3/31/2001 -- $6,097,978;
   12/31/2000 -- $5,985,783)                                                              5,799,851                   5,445,528
  Real estate investment trusts (cost:  3/31/2001 -- $32,612,009;
   12/31/2000 -- $31,896,908)                                                            34,948,594                  35,224,737
                                                                           -------------------------   -------------------------

         Total real estate investments                                                  222,175,785                 202,883,360

MARKETABLE SECURITIES - At estimated market value
   (cost: 3/31/2001 -- $0; 12/31/2000 -- $4,916,327)                                              0                   4,916,494

CASH AND CASH EQUIVALENTS                                                                 9,143,055                  10,543,821

DIVIDEND RECEIVABLE                                                                         265,898                     242,341

OTHER ASSETS (net of allowance for uncollectible
  accounts:  3/31/2001 -- $92,400; 12/31/2000 -- $91,000)                                 2,449,259                   2,926,280
                                                                           -------------------------   -------------------------

         Total assets                                                                   234,033,997                 221,512,296
                                                                           -------------------------   -------------------------

LIABILITIES

MORTGAGE LOAN PAYABLE                                                                    19,077,153                  10,092,355

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     3,019,820                   2,517,818

DUE TO AFFILIATES                                                                           888,072                     887,434

OTHER LIABILITIES                                                                           834,200                     669,209

MINORITY INTEREST                                                                         1,527,554                     997,401
                                                                           -------------------------   -------------------------

         Total liabilities                                                               25,346,799                  15,164,217
                                                                           -------------------------   -------------------------

PARTNERS' EQUITY                                                                        208,687,198                 206,348,079
                                                                           -------------------------   -------------------------

         Total liabilities and partners' equity                                        $234,033,997                $221,512,296
                                                                           =========================   =========================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                             9,075,913                   9,075,913
                                                                           =========================   =========================

SHARE VALUE AT END OF PERIOD                                                                 $22.99                      $22.74
                                                                           =========================   =========================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS               THREE MONTHS
                                                                   ENDED                     ENDED
                                                              MARCH 31, 2001             MARCH 31, 2000
                                                           ----------------------     ---------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                            $5,205,225                $5,861,463
 Equity in income of real estate partnership                             112,195                   169,213
 Dividend income                                                         578,078                   353,751
 Interest on short-term investments                                      149,045                   247,748
                                                           ----------------------     ---------------------

         Total investment income                                       6,044,543                 6,632,175
                                                           ----------------------     ---------------------

EXPENSES:
 Investment management fee                                               669,914                   668,314
 Real estate taxes                                                       601,753                   657,399
 Administrative                                                          565,626                   616,858
 Operating                                                               981,824                   954,641
 Interest                                                                259,529                   176,107
 Minority interest                                                        41,181                    11,785
                                                           ----------------------     ---------------------

         Total investment expenses                                     3,119,827                 3,085,104
                                                           ----------------------     ---------------------

NET INVESTMENT INCOME                                                  2,924,716                 3,547,071
                                                           ----------------------     ---------------------

REALIZED AND UNREALIZED (LOSS) GAIN ON
  INVESTMENTS
 Net proceeds from real estate investments sold                        1,461,017                 3,730,550
 Less:  Cost of real estate investments sold                           1,557,239                 4,543,603
           Realization of prior periods' unrealized
           (loss) gain on real estate investments
               sold                                                        4,708                  (919,678)
                                                           ----------------------     ---------------------

 Net (loss) gain realized on real estate
            investments sold                                            (100,930)                  106,625
                                                           ----------------------     ---------------------

 Change in unrealized loss on real estate
  investments                                                           (521,204)               (2,911,009)
 Minority interest in unrealized loss on
   investments                                                            36,537                    11,914
                                                           ----------------------     ---------------------

 Net unrealized loss on real estate investments                         (484,667)               (2,899,095)
                                                           ----------------------     ---------------------

NET REALIZED AND UNREALIZED
 LOSS ON INVESTMENTS                                                    (585,597)               (2,792,470)
                                                           ----------------------     ---------------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                      $2,339,119                  $754,601
                                                           ======================     =====================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                                               THREE MONTHS                THREE MONTHS
                                                                                   ENDED                       ENDED
                                                                              MARCH 31, 2001              MARCH 31, 2000
                                                                          ------------------------    ------------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                                 $2,924,716                  $3,547,071
 Net realized (loss) gain on real estate investments sold                                (100,930)                    106,625
 Change in unrealized loss on real estate investments                                    (484,667)                 (2,899,095)
                                                                          ------------------------    ------------------------

         Net increase in net assets resulting from operations                           2,339,119                     754,601

NET ASSETS -  Beginning of period                                                     206,348,079                 210,222,940
                                                                          ------------------------    ------------------------

NET ASSETS -  End of period                                                          $208,687,198                $210,977,541
                                                                          ========================    ========================










   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                THREE MONTHS                THREE MONTHS
                                                                                    ENDED                       ENDED
                                                                               MARCH 31, 2001              MARCH 31, 2000
                                                                           ------------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                                   $2,339,119                    $754,601
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                                           585,597                   2,792,470
 Equity in income of real estate partnership's
   operations in excess of distributions                                                  (112,195)                   (169,212)
 Minority interest from operating activities                                                41,181                      11,785
 Bad debt expense                                                                            7,409                      20,272
 Decrease (Increase) in:
    Dividend receivable                                                                    (23,557)                     16,957
    Other assets                                                                           469,612                     417,161
 (Decrease) Increase in:
    Accounts payable and accrued expenses                                                  502,002                    (343,441)
    Due to affiliates                                                                          638                      (3,332)
    Other liabilities                                                                      164,991                     193,371
                                                                           ------------------------    ------------------------

         Net cash flows from operating activities                                        3,974,797                   3,690,632
                                                                           ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
   Net proceeds from real estate investments sold                                        1,461,017                   3,730,550
   Acquisition of real estate property                                                  (9,358,614)                          0
   Acquisition of real estate investment trusts                                         (2,272,340)                 (3,400,186)
   Additions to real estate owned                                                         (609,171)                 (1,408,439)
   Sale of marketable securities, net                                                    4,916,494                     976,318
                                                                           ------------------------    ------------------------

         Net cash flows from investing activities                                       (5,862,614)                   (101,757)
                                                                           ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                               (38,458)                    (24,301)
 Withdrawals by partners                                                                         0                           0
 Contributions from minority interest partners                                             525,509                     110,083
                                                                           ------------------------    ------------------------

         Net cash flows from financing activities                                          487,051                      85,782
                                                                           ------------------------    ------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (1,400,766)                  3,674,657

CASH AND CASH EQUIVALENTS - Beginning of period                                         10,543,821                  13,972,669
                                                                           ------------------------    ------------------------

CASH AND CASH EQUIVALENTS - End of period                                               $9,143,055                 $17,647,326
                                                                           ========================    ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the quarter for interest                                               $259,529                    $176,107
                                                                           ========================    ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Assumption of mortgage loan payable                                                   $9,023,256                          $0
                                                                           ========================    ========================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS


                                                                MARCH 31, 2001
                                                                  (UNAUDITED)                             DECEMBER 31, 2000
                                                       ---------------------------------------   -----------------------------------
                                                                        ESTIMATED                                        ESTIMATED
                                                                          MARKET                                           MARKET
                                                         COST             VALUE                      COST                  VALUE
                                                       -----------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                             86.9%                                        78.6%
Location                    Description
------------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building              $22,267,422       $14,634,722            $22,267,422          $14,134,722
Atlanta, GA                 Garden Apartments             15,667,354        17,900,002             15,667,354           17,800,002
Roswell, GA                 Retail Shopping Center        32,541,674        26,408,583             32,533,052           26,874,838
Bolingbrook, IL             Warehouse                      9,012,838         6,600,000              9,012,838            6,664,810
Raleigh, NC                 Garden Apartments             15,854,622        17,207,162             15,847,460           17,200,000
Brentwood, TN               Office Building                9,783,285        10,692,780              9,657,787           10,396,565
Oakbrook Terrace, IL        Office Complex                13,021,251        12,500,000             13,021,251           12,716,910
Beaverton, OR               Office Complex                11,508,404        11,383,366             11,225,040           10,623,809
Salt Lake City, UT          Industrial Building            5,640,709         5,500,050              5,640,709            5,900,050
Aurora, CO                  Industrial Building           10,131,358         9,900,000             10,131,358            9,800,714
Brentwood, TN               Office Complex                 9,609,133         9,600,675              9,609,133            9,600,675
Jacksonville, FL            Garden Apartments             19,320,071        20,900,000             19,135,546           20,500,000*
Gresham, OR                 Garden Apartments             18,381,870        18,200,000                      -                    -*
                                                       -----------------------------------------------------------------------------
                                                        $192,739,991      $181,427,340           $173,748,950         $162,213,095
                                                       =============================================================================
REAL ESTATE PARTNERSHIP (PERCENT OF NET ASSETS)                                   2.8%                                        2.6%
Location                    Description
------------------------------------------------------------------------------------------------------------------------------------

                                                       -----------------------------------------------------------------------------
Kansas City, KS; MO         Retail Shopping Center        $6,097,978        $5,799,851             $5,985,783           $5,445,528
                                                       =============================================================================



* Real estate partnership accounted for by the consolidated method.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)


                                                                                      MARCH 31, 2001
                                                                       -------------------------------------------
                                                                                                   ESTIMATED
                                                                                                     MARKET
                                                                             COST                    VALUE
                                                                       -------------------------------------------

REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                        16.7%

---------------------------------------------------------------------------------------------------------------------
AMB Property Corporation (30,000 Shares)                                        $706,770                 $738,000
AMLI Residential Properties (30,000 Shares)                                      706,800                  669,000
Alexanderia Real Est Equities (5,000 Shares)                                     181,188                  188,750
Apartment Invt & Mgmt Co., (28,900 Shares)                                     1,218,828                1,284,605
Archstone Communities Trust (25,000 Shares)                                      592,188                  615,000
Avalonbay Communities Trust (15,000 Shares)                                      683,900                  687,150
Boston Properties Inc (25,000 Shares)                                            995,339                  961,250
CBL & Associates Prop (30,800 Shares)                                            741,988                  819,280
Cabot Industrial Trust (40,000 Shares)                                           820,726                  776,000
Centerpoint Properties Corp (18,600 Shares)                                      632,302                  867,690
Cousins Porperties (10,000 Shares)                                               275,600                  250,100
Crescent Real Estate Eqt Co (35,000 Shares)                                      779,433                  794,500
Duke - Weeks Realty Corp (47,000 Shares)                                       1,070,320                1,088,050
Equity Office Properties Trust (82,400 Shares)                                 2,358,005                2,307,200
Equity Residential Property Trust (30,000 Shares)                              1,450,732                1,560,900
Essex Property Trust Inc.(15,000 Shares)                                         593,700                  720,750
Felcor Lodging Trust (10,000 Shares)                                             239,626                  229,500
First Industrial Realty Trust (25,000 Shares)                                    781,100                  791,000
Franchise Financial Cp Amer (51,300 Shares)                                    1,228,281                1,278,396
Gables Residential Trust (25,000 Shares)                                         632,750                  725,250
General Growth Properties (22,000 Shares)                                        714,894                  768,900
Highwoods Properties Inc (30,000 shares)                                         758,832                  739,500
Host Marriott Corp (115,000 Shares)                                            1,232,442                1,343,200
IRT Property (45,000 Shares)                                                     406,395                  414,000
Innkeepers USA Trust (50,000 Shares)                                             512,375                  560,000
Kilroy Realty Corp (30,000 Shares)                                               746,888                  804,300
Kimco Realty (15,000 Shares)                                                     612,612                  645,000
Liberty Property LP (35,000 Shares)                                              899,563                  988,400
Macerich Co (30,000 Shares)                                                      670,489                  658,500
Meristar Hospitality Corp (37,500 Shares)                                        636,150                  750,000
Mission West Properties (88,200 Shares)                                          697,122                1,120,140
New Plan Excel Realty Trust (25,000 Shares)                                      342,633                  400,000
Parkway Properties Inc (25,000 Shares)                                           782,750                  717,500
Prentiss Properties Trust (20,000 Shares)                                        495,762                  493,000
Regency Realty Corp (25,000 Shares)                                              576,600                  625,000
Shurgard Storage Centers (20,000 Shares)                                         478,500                  528,000
Simon Property Group Inc (45,000 Shares)                                       1,032,157                1,152,000
Spieker Properties (27,000 Shares)                                             1,197,073                1,480,950
Summit Properties Inc (12,000 Shares)                                            292,832                  294,000
Ventas Inc. (45,000 Shares)                                                      381,400                  382,500
Vornado Realty Trust (29,800 Shares)                                           1,028,569                1,067,733
Washington Reit (40,000 Shares)                                                  759,220                  933,600
Apartment Invt & Mgmt Co. - Preferred Stock (10,000 Shares)                      212,844                  234,000
Public Storage Inc - Preferred Stock (20,000 Shares)                             454,331                  496,000
                                                                       ----------------------------------------------
TOTAL REAL ESTATE INVESTMENT TRUSTS                                          $32,612,009              $34,948,594
                                                                       ==============================================






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS



                                                                         DECEMBER 31, 2000
                                                             ------------------------------------------
                                                                                         ESTIMATED
                                                                                          MARKET
                                                                   COST                    VALUE
                                                             ------------------------------------------

REAL ESTATE INVESTMENT TRUSTS (PERCENT OF NET ASSETS)                                            17.1%

----------------------------------------------------------------------------------------------------------
Alexandria Real Est Equities (5,000 shares)                           $181,188                $185,938
AMB Property Corporation (30,000 shares)                               706,770                 774,375
AMLI Residential Properties (30,000 shares)                            706,800                 740,625
Apartment Inv & Mgmt Co, Class A (28,900 shares)                     1,218,828               1,443,194
Archstone Communities Trust (25,000 shares)                            592,188                 643,750
Avalonbay Communities Inc (15,000 shares)                              683,900                 751,875
Boston Properties Inc (25,000 shares)                                  995,339               1,087,500
Brandywine Realty Trust (15,000 shares)                                321,338                 310,313
CBL & Associates Prop (30,800 shares)                                  741,988                 779,625
Cabot Industrial Trust (40,000 shares)                                 820,726                 767,500
Centerpoint Properties Corp. (18,600 shares)                           632,302                 878,850
Cousins Properties (20,000 shares)                                     551,200                 558,750
Crescent Real Estate Eqt Co (25,000 Shares)                            565,563                 556,250
Duke - Weeks Realty Corporation (47,000 shares)                      1,070,320               1,157,375
Equity Office Properties Trust (77,400 shares)                       2,215,533               2,525,175
Equity Residential Property Trust  (30,000 shares)                   1,450,732               1,659,375
Essex Property Trust, Inc (15,000 shares)                              593,700                 821,250
First Industrial Realty Trust (25,000 shares)                          781,100                 850,000
Franchise Finance Cp Amer (51,300 shares)                            1,228,281               1,195,931
Gables Residential Trust (25,000 shares)                               632,750                 700,000
General Growth Properties (22,000 shares)                              714,894                 796,125
Highwoods Properties Inc (30,000 shares)                               758,832                 746,250
Host Marriot Corp (105,000 shares)                                   1,114,575               1,358,438
Innkeepers USA Trust (50,000 shares)                                   512,375                 553,125
IRT Property (45,000 shares)                                           406,395                 365,625
Kilroy Realty Corp. (30,000 shares)                                    746,886                 856,875
Kimco Realty (15,000 shares)                                           612,612                 662,813
Liberty Property LP (35,000 shares)                                    899,563                 999,688
Macerich Co (30,000 shares)                                            670,490                 575,625
MeriStar Hospitality Corp (37,500 shares)                              636,151                 738,281
Mission West Properties (88,200 shares)                                697,122               1,223,775
Parkway Properties Inc (25,000 shares)                                 782,750                 742,188
Public Storage Inc (5,000 shares)                                      113,763                 121,563
Reckson Assoc Realty Corp. (32,500 shares)                             805,150                 814,531
Regency Realty Corp (25,000 shares)                                    576,600                 592,188
Saul Centers Inc (1,700 shares)                                         29,085                  31,663
Shurgard Storage Centers (20,000 shares)                               478,500                 488,750
Simon Property Group Inc (45,000 shares)                             1,032,357               1,080,000
Spieker Properties (27,000 shares)                                   1,197,078               1,353,375
Summit Properties Inc (12,000 shares)                                  292,832                 312,000
Vornado Realty Trust (29,800 shares)                                 1,028,569               1,141,713
Washington Reit (40,000 shares)                                        759,220                 945,000
Public Storage Inc, Preferred Stock (15,000 shares)                    340,569                 337,500
                                                             ---------------------------------------------
TOTAL REAL ESTATE INVESTMENT TRUSTS                                $31,896,908             $35,224,737
                                                             =============================================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                       MARCH 31, 2001
                                                                                         (UNAUDITED)
                                                                ----------------------------------------------------------------
                                                                                                               NET ESTIMATED
                                                                   FACE AMOUNT               COST               MARKET VALUE
                                                                -------------------    -----------------     -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                              0.0%

                                                                                 -                    -                       -
                                                                -------------------    -----------------     -------------------

TOTAL MARKETABLE SECURITIES                                                     $0                   $0                      $0
                                                                ===================    =================     ===================

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                          4.4%

Sonoco Products Co, 5.55%, April 2, 2001                                  $178,000             $177,918                $177,918
Verizon Global Funding Corp., 5.60%, April 2, 2001                         485,000              484,774                 484,774
American Express Credit Corp., 5.20%, April 4, 2001                        151,000              150,433                 150,433
Walt Disney Co., 5.00%, April 4, 2001                                      200,000              199,583                 199,583
CIT Group Inc., 5.37%, April 5, 2001                                       676,000              670,252                 670,252
General Electric Capital Corp., 5.33%, April 5, 2001                       360,000              357,282                 357,282
National Rural Utilities, 5.10%, April 5, 2001                             176,000              175,601                 175,601
Ciesco L.P., 5.30%, April 6, 2001                                          500,000              499,485                 499,485
Eastman Kodak Co., 5.37%, April 6, 2001                                    450,000              447,047                 447,047
H.J. Heinz Co., 5.42%, April 6, 2001                                       424,000              421,191                 421,191
Pitney Bowes Inc., 5.10%, April 11, 2001                                   200,000              199,150                 199,150
E.I. Du Pont De Nemours & Co. Inc, 4.95%, April 12, 2001                   306,000              305,074                 305,074
General Motors Acceptance Corp., 5.35%, April 12, 2001                     290,000              287,931                 287,931
International Lease Finance, 5.03%, April 16, 2001                         500,000              497,625                 497,625
First Data Corp, 5.25%, April 17, 2001                                     213,000              211,447                 211,447
Nike Inc., 4.92%, April 17, 2001                                           300,000              298,893                 298,893
General Electric Capital Corp., 4.92%, April 18, 2001                      100,000               99,617                  99,617
General Re Corp., 4.92%, April 24, 2001                                    500,000              497,678                 497,678
May Department Stores Co., 4.90%, April 24, 2001                           250,000              248,911                 248,911
Duke Energy Corp., 5.00%, April 25, 2001                                   370,000              367,893                 367,893
Paccar Financial Corp., 5.10%, April 25, 2001                              475,000              471,097                 471,097
Household Finance Crop., 4.90%, April 27, 2001                             277,000              275,681                 275,681
                                                                -------------------    -----------------     -------------------

TOTAL CASH EQUIVALENTS                                                   7,381,000            7,344,563               7,344,563

CASH                                                                     1,798,492            1,798,492               1,798,492
                                                                -------------------    -----------------     -------------------

TOTAL CASH AND CASH EQUIVALENTS                                         $9,179,492           $9,143,055              $9,143,055
                                                                ===================    =================     ===================





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS


                                                                                            DECEMBER 31, 2000
                                                                    --------------------------------------------------------------
                                                                                                                  NET ESTIMATED
                                                                       FACE AMOUNT              COST              MARKET VALUE
                                                                    ------------------    -----------------     ------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                2.4%

Associates First Capital B.V., 6.55%, January 29, 2001                      $699,000             $687,681               $687,681
New Center Asset Trust, 6.52%, January 30, 2001                            1,614,000            1,587,692              1,587,692
Lasalle National Bank, 6.71%, February 1, 2001                               969,000              968,792                968,959
B-One Australia Ltd., 6.55%, February 13, 2001                             1,700,000            1,672,162              1,672,162
                                                                           ----------           ----------             ---------

TOTAL MARKETABLE SECURITIES                                                $4,982,000           $4,916,327             $4,916,494
                                                                    ==================    =================     ==================

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                            5.1%

J.P. Morgan & Co, 6.55%, January 2, 2001                                     $546,000             $545,603               $545,603
Alcoa Inc., 6.55%, January 4, 2001                                            634,000              633,193                633,193
Merrill Lynch & Co., 6.53%, Inc., January 10, 2001                            300,000              299,347                299,347
Bankamerica Corp., 6.55%, January 11, 2001                                    680,000              678,020                678,020
General Motors Acceptance Corp., Inc., 6.60%, January 17, 2001                600,000              597,910                597,910
Paccar Financial Corp., 6.67%, January 18, 2001                               661,000              657,693                657,693
General Electric Capital Corp., 6.55%, January 22, 2001                       700,000              691,085                691,085
Countrywide Home Loans, 6.60%, January 25, 2001                               560,000              556,201                556,201
Duke Energy Corp., 6.50%, January 25, 2001                                    682,000              678,552                678,552
Caterpillar Financial Svcs Corp., 6.50%, January 26, 2001                     625,000              621,727                621,727
Verizon Global Funding Corp., 6.55%, January 26, 2001                         500,000              496,179                496,179
Ciesco L.P., 6.54%, January 30, 2001                                        1,675,000            1,652,178              1,652,178
Eastman Kodak Co., 6.53%, February 9, 2001                                    800,000              787,230                787,230
                                                                    ------------------    -----------------     ------------------

TOTAL CASH EQUIVALENTS                                                      8,963,000            8,894,919              8,894,919

CASH                                                                        1,648,902            1,648,902              1,648,902
                                                                    ------------------    -----------------     ------------------

TOTAL CASH AND CASH EQUIVALENTS                                           $10,611,902          $10,543,821            $10,543,821
                                                                    ==================    =================     ==================








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2000 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $209 million in net assets, the commitment has been automatically reduced to $80 million. As of March 31, 2001, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.

NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2001 and 2000 management fees incurred by the Partnership were $669,914 and $668,314, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the three months ended March 31, 2001 and 2000 were $29,157 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

NOTE 4: IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

Effective January 1, 2001, the Partnership adopted SFAS 133/138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This accounting standard requires the Partnership to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Statement of Assets and Liabilities as an asset or liability, depending on the Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. Due to the Partnership's limited use of derivative instruments, adoption of SFAS 133 did not have a material impact on the Partnership's financial statements.

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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $9.1 million, a decrease of $6.3 million from December 31, 2000. This decrease was due primarily to the acquisition of a controlling interest in an apartment portfolio located in Gresham/Salem, OR, which was offset by operations of the Partnership's properties and the sale of REIT shares during the first quarter of 2001. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash or liquid instruments. At March 31, 2001, 4% of the Partnership's assets consisted of cash, cash equivalents and marketable securities.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus with $209 million in net assets, the commitment has been automatically reduced to $80 million. As of March 31, 2001, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make any contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.

The Partnership made $22 million in distributions to the Partners during 2000. Additional distributions may be made to the Partners during 2001 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first quarter 2001, the Partnership spent approximately $0.6 million in capital expenditures. Approximately $0.2 million was associated with construction costs pertaining to the apartment complex located in Jacksonville, FL. The balance was associated with leasing activity at the office properties located in Beaverton, OR and Brentwood, TN. Additionally, the Partnership acquired a controlling interest in a portfolio of four apartment complexes based in Gresham and Salem, OR. The portfolio consists of 492 units and 419,487 rentable square feet. The acquisition was financed by contributions of $8.6 million from the Partnership, $0.5 million from the partner, and the assumption of a $9.0 million mortgage loan.


(b) RESULTS OF OPERATIONS

The following is a brief discussion of the Partnership's results of operations for the quarters ended March 31, 2001 and 2000.


MARCH 31, 2001 VS. MARCH 31, 2000

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type, for the three months ended March 31, 2001 and March 31, 2000.

                                                  QUARTER ENDED MARCH 31,
                                                   2001            2000
                                              --------------  --------------
NET INVESTMENT INCOME:

Office properties                                $1,043,819      $1,579,739
Apartment complexes                               1,129,655         912,454
Retail property                                     744,081         707,880
Industrial properties                                86,383         377,080
Equity in income of real estate partnership         112,195         169,213
Dividend income from real
 estate investment trust                            578,078         353,751
Other (including interest income,
 investment mgt fee, etc.)                         (769,495)       (553,046)

                                              --------------  --------------
TOTAL NET INVESTMENT INCOME                      $2,924,716      $3,547,071
                                              --------------  --------------

UNREALIZED (LOSS) ON INVESTMENTS:

Office properties                                  $930,001     ($2,068,051)
Apartment complexes                                 170,141          79,652
Retail property                                    (474,878)        (39,629)
Industrial properties                              (365,524)     (1,124,790)
Interest in properties                              242,128          80,566
Real estate investment trusts                      (986,535)        173,157
                                              --------------  --------------
                                                   (484,667)     (2,899,095)
                                              --------------  --------------

                                             QUARTER ENDED MARCH 31,
                                               2001            2000
                                          -------------   -------------
REALIZED (LOSS) GAIN ON INVESTMENTS

Office properties                                  -               -
Apartment complexes                                -               -
Industrial properties                              -               -
Interest in properties                             -               -
Real estate investment trust                  (100,930)        106,625
                                          -------------   -------------
                                              (100,930)        106,625
                                          -------------   -------------

TOTAL REALIZED AND UNREALIZED (LOSS)      -------------   -------------
 ON INVESTMENTS                              ($585,597)    ($2,792,470)
                                          =============   =============

The Partnership's net investment income for the quarter ended March 31, 2001 was $2.9 million, a decrease of $0.6 million from the corresponding quarter in the prior year. This decrease was primarily the result of the following factors: occupancy decreased at the industrial property in Bolingbrook, IL and the office complex in Oakbrook Terrace, IL. Additionally, the office complex located in Morristown, NJ was sold on October 26, 2000.

Revenue from real estate properties was $5.2 million, for the first three months of 2001, a decrease of $0.7 million, or 11.2%, from $5.9 million in the corresponding period in 2000, mainly as a result of the sale of the office complex located in Morristown, NJ and the decreases in occupancy previously discussed.

Equity in income of real estate partnership was $112,195, for the first three months of 2001, a decrease of $57,018, or 33.7%, from $169,213 in the corresponding period in 2000. The decrease is due to snow removal expense associated with higher snowfall amounts than anticipated.

Dividend income from real estate investment trusts amounted to approximately $0.6 million for the quarter ended March 31, 2001, an increase of approximately $0.2 million, or 63.4%, from approximately $0.4 million in the corresponding period in 2000. This increase was primarily due to an increase in the amount invested in REIT stocks.

Interest on short-term investments decreased approximately $0.1 million or 39.8% for the quarter ended March 31, 2001 due primarily to a significantly lower average cash balance during the quarter ended March 31, 2001 compared to the corresponding period in 2000. Cash, cash equivalents, and marketable securities maintained during the first quarter of 2001 averaged approximately $12.3 million when compared to the first quarter of 2000 when the average was approximately $18.1 million.

Interest expense increased $83,422, or 47.4%, in the first three months of 2001 compared to the corresponding period in 2000, primarily as a result of the Partnership's acquisition of a controlling interest in the portfolio of apartment complexes located in Gresham/Salem, OR, which were acquired subject to $9.0 million in debt.




OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $0.5 million, or 33.9%, for the quarter ended March 31, 2001 when compared to the corresponding period in 2000. This was primarily due to the sale of the Morristown, NJ office complex coupled with decreased occupancy at the office located in Oakbrook Terrace, IL.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $0.9 million during the first three months of 2001. The majority of this unrealized gain, or $0.5 million, was due to the office property located in Lisle, IL due to an increase in occupancy and market rents. The Beaverton, OR office complex also experienced a net unrealized gain of approximately $0.5 million primarily due to leasing at the office complex and improvement in the market as the vacant Class "A" space was absorbed.

The office properties owned by the Partnership experienced a net unrealized loss of approximately $2.1 million during the first three months of 2000. The majority of this net unrealized loss, or $1.3 million, was due to the office property located in Beaverton, OR. This decrease was due to higher vacancy in the sub-market coupled with the loss of a major tenant at the office complex. The Morristown, NJ office property also experienced an unrealized loss of $0.7 million, primarily due to capital expenditures on the property that were not reflected as an increase in market value.

Occupancy at the Beaverton, OR and one of the Brentwood, TN properties remained unchanged from March 31, 2000 at 100%. Occupancy at the Lisle, IL office property increased from 80% at March 31, 2000 to 96% at March 31, 2001. The other Brentwood, TN property increased from 56% at March 31, 2000 to 68% at March 31, 2001. Occupancy at the Oakbrook Terrace, IL property decreased from 100% at March 31, 2000 to 52% at March 31, 2001 due to a tenant's lease buyout in the second quarter of 2000. As of March 31, 2001 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $1.1 million for the first three months in 2001, an increase of $0.2 million, or 23.8%, when compared to the corresponding period in 2000. This increase was primarily due to the acquisition of the controlling interest in the apartment complex portfolio located in Gresham/Salem, OR.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.2 million in the first quarter of 2001 compared to a net unrealized gain of $0.1 million in the first quarter of 2000. The majority of the first quarter 2001 net unrealized gain was due to the Jacksonville, FL and Atlanta, GA properties. The capital costs associated with the renovation project for the Jacksonville, FL apartment complex have decreased. In addition, the market rates for the Atlanta, GA property have steadily risen.

The occupancy at the Atlanta, GA and Jacksonville, FL complexes increased from 95% at March 31, 2000 to 97% at March 31, 2001 and from 86% at March 31, 2000 to 91% at March 31, 2001, respectively. Occupancy at the apartment complex in Raleigh, NC decreased from 93% at March 31, 2000 to 86% at March 31, 2001. Occupancy at the Gresham/Salem, OR apartment complexes averaged approximately 85% at March 31, 2001. As of March 31, 2001, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail property located in Roswell, GA was approximately $0.7 million for both the three months ended March 31, 2001 and 2000.

The retail property experienced a net unrealized loss of $0.5 million and $0.1 million in the first three months of 2001 and 2000, respectively. The net unrealized loss in 2001 was due to increased capital expenditures budgeted for 2001 coupled with a slight decrease in overall occupancy at the property.

Occupancy at the shopping center located in Roswell, GA decreased from 97% at March 31, 2000 to 94% at March 31, 2001. As of March 31, 2001, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the three months ended March 31, 2001, income from this investment amounted to $0.1 million, a decrease of 33.7% from $0.2 million at March 31, 2000. The decrease is due to snow removal expense associated with higher snowfall amounts than anticipated, as noted previously. This equity investment experienced a net unrealized gain in the first quarter 2001 of $0.2 million, primarily due to increased leasing activity and stabilized occupancy.

The retail portfolio located in Kansas City, KS and MO had an average occupancy of 93% at March 31, 2000, which decreased to 92% at March 31, 2001. As of March 31, 2001, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $0.4 million in the first quarter 2000 to $0.1 million in the corresponding period in 2001. The majority of this 77.1% decrease was a result of decreased occupancy at the properties in Bolingbrook, IL and Salt Lake City, UT.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.4 million during the first quarter of 2001 compared to a net unrealized loss of approximately $1.1 million in 2000. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, UT industrial property. This loss of approximately $0.4 million was due to significant leasing costs associated with a new tenant.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $1.1 million during the first quarter of 2000. The majority of the decrease was attributable to the Aurora, CO industrial property. This loss of approximately $0.4 million was due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. The industrial property located in Bolingbrook, IL also experienced an unrealized loss of $0.4 million during the first quarter 2000. This loss was due to decreased market rents caused by softening market conditions.

The occupancy at the Bolingbrook, IL property was 100% at March 31, 2000 and decreased to 0% at March 31, 2001 due to the scheduled lease expiration. The occupancy at the Salt Lake City, Utah property decreased from 34% at March 31, 2000 to 16% at March 31, 2001. However, leases have been signed for 50% of the space that will take effect in 2001. The Aurora, CO property's occupancy rate remained unchanged at 75% at March 31, 2000 and 2001. As of March 31, 2001, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

During the first quarter of 2001, the Partnership's investment in REITS experienced an unrealized loss of $1.0 million compared to an unrealized gain of $0.2 million experienced during the first quarter 2000. These changes in unrealized loss and gain reflect changes in the market value of REIT shares held by the Partnership.

OTHER

Other net investment income decreased approximately $0.2 million during 2001 when compared to the corresponding period in 2000. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.

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

(d) INFLATION

The Partnership's leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may reduce the Partnership's exposure to increases in operating costs resulting from inflation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 13.5% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted average interest rates of the Partnership's cash equivalents and short-term investments at March 31, 2001:

                                                         Estimated Market Value             Average
                                     Maturity                (in $ millions)             Interest Rate
                             -------------------------- -------------------------- --------------------------
Cash equivalents                    0-3 months                    $7.3                       5.19%
Short-term investments              3-12 months                    $0                         0%



The table below discloses the Partnership's fixed and variable rate debt as of March 31, 2001. Approximately $9.0 million of the Partnership's long term debt bears interest at a fixed rate of 7.97%, and therefore the fair value of this instrument is affected by changes in market interest rates. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of March 31, 2001 was 7.915%.

March 31, 2001

Debt (in $ thousands),       4/1/2001-                                                                 Estimated
including current portion    12/31/2001     2002     2003     2004     2005   Thereafter     Total     Fair Value
-------------------------    ----------     ----     ----     ----     ----   ----------     -----     ----------
Fixed Rate                         $145     $206     $224     $242     $262       $7,929     $9,008        $9,008
Variable Rate                       $60      $90      $98     $104     $114       $9,603    $10,069       $10,069

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





                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                                  (Registrant)

          ------------------------------------------------------------





Date:            May 15, 2001           By:   /s/
             -----------------------       --------------------------------

                                            Esther H. Milnes
                                            President and Director






Date:         May 15, 2001              By:   /s/
             -----------------------       --------------------------------

                                         William J. Eckert, IV
                                         Vice President and Chief Accounting
                                         Officer