Form 10-Q
period 2002-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2002-05-15
CIK 829114

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20018



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  IN RESPECT OF

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        -----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



     NEW JERSEY                                     22-2426091
-------------------------------          -----------------------------
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


                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (Unaudited)

A.      PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                Statements of Net Assets - March 31, 2002 and December 31, 2001                                 3

                Statements of Operations - Three Months Ended March 31, 2002 and 2001                           3

                Statements of Changes in Net Assets - Three Months Ended March 31, 2002 and 2001                3

                Notes to the Financial Statements of the Account                                                4

B.      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                Consolidated Statements of Assets and Liabilities - March 31, 2002 and December 31, 2001        6

                Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001              7

                Consolidated Statements of Changes in Net Assets - Three Months Ended March 31, 2002 and 2001   8

                Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001              9

                Consolidated Schedules of Investments - March 31, 2002 and December 31, 2001                   10

                Notes to the Financial Statements of the Partnership                                           13

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                          22

PART II - OTHER INFORMATION
---------------------------

  Item 4.         Submission of Matters to a Vote of Security Holders                                          23

  Item 6.         Exhibits and Reports on Form 8-K                                                             23

Signature Page                                                                                                 24

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT



STATEMENTS OF NET ASSETS
March 31, 2002 and December 31, 2001

                                                                MARCH 31, 2002
                                                                  (UNAUDITED)                DECEMBER 31, 2001
                                                             -----------------------       -------------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                         $             8,710,237       $       8,747,935
                                                             -----------------------       ------------------
Net Assets                                                   $             8,710,237       $       8,747,935
                                                             =======================       ==================
NET ASSETS, REPRESENTING:
Equity of contract owners (Note 3)                           $             5,844,248       $       5,921,597
Equity of Pruco Life Insurance Company of New Jersey                       2,865,989               2,826,338
                                                             -----------------------       ------------------
                                                             $             8,710,237       $       8,747,935
                                                             =======================       ==================

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and 2001             1/1/2002-3/31/2002          1/1/2001-3/31/2001
                                                                  (UNAUDITED)                  (UNAUDITED)
                                                             -----------------------       ------------------
INVESTMENT INCOME
Net investment income from Partnership operations            $               129,173       $         130,240
                                                             -----------------------       ------------------
EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration                                       8,108                   8,390
                                                             -----------------------       ------------------
NET INVESTMENT INCOME                                                        121,065                 121,850
                                                             -----------------------       ------------------
NET REALIZED AND UNREALIZED
 LOSS ON INVESTMENTS
Net change in unrealized loss on investments in Partnership                 (166,801)                (21,583)
Realized loss on sale of investments in Partnership                              (70)                 (4,495)
                                                             -----------------------       ------------------
NET LOSS ON INVESTMENTS                                                     (166,871)                (26,078)
                                                             -----------------------       ------------------
NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                                   $               (45,806)      $          95,772
                                                             =======================       ==================
STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2002 and 2001             1/1/2002-3/31/2002           1/1/2001-3/31/2001
                                                                  (UNAUDITED)                    (UNAUDITED)
                                                             -----------------------       -------------------
OPERATIONS
Net investment income                                        $               121,065                 121,850
Net change in unrealized loss on investments in Partnership                 (166,801)                (21,583)
Realized loss on sale of investments in Partnership                              (70)                 (4,495)
                                                             -----------------------       -------------------
NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                                                   (45,806)                 95,772
                                                             -----------------------       -------------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 4)                                  (43,920)                (90,154)
Net contributions by Pruco Life Insurance Company of New Jersey               52,028                  98,544
                                                             -----------------------       -------------------
NET INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                          8,108                   8,390
                                                             -----------------------       -------------------
TOTAL INCREASE (DECREASE) IN NET ASSETS                                      (37,698)                104,162

NET ASSETS
Beginning of period                                                        8,747,935               9,188,844
                                                             -----------------------       -------------------
End of period                                                $             8,710,237       $       9,293,006
                                                             =======================       ==================


               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 AND 5

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2002
                                   (UNAUDITED)



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

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 2001 Annual Report on Form 10K.


NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 2002 and December 31, 2001, the Real Property Account's interest in the Partnership was 4.4% or 367,199 shares.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at March 31, 2002 and December 31, 2001 were as follows:

                                          MARCH 31, 2002
                                           (UNAUDITED)        DECEMBER 31, 2001
                                           -----------        -----------------
NUMBER OF SHARES (ROUNDED):                  367,199               367,199
NET ASSET VALUE PER SHARE (ROUNDED):          $23.72                $23.82


NOTE 3:    CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at March 31, 2002 and December 31, 2001 by product, were as follows:


                                   MARCH 31, 2002
                                     (UNAUDITED)        DECEMBER 31, 2001
                                     -----------        -----------------
VAL                                   $4,726,368            $4,784,613
VLI                                      957,452               964,533
SPVA                                      63,061                63,523
SPVL                                      97,367               108,928
                                        --------           -----------

TOTAL                                 $5,844,248            $5,921,597
                                      ==========            ==========

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE 4:    NET WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company of New Jersey's variable insurance and variable annuity products for the three months ended March 31, 2002 and 2001, were as follows:

                                          MARCH 31,
                                     2002               2001
                                     ----               ----
                                            (UNAUDITED)
VAL                                    $30,939           $59,997
VLI                                      2,140             5,102
SPVA                                         0                 0
SPVL                                    10,841            25,055
                                       -------           -------

TOTAL                                  $43,920           $90,154
                                       =======           =======

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                MARCH 31, 2002
                                                                                  (UNAUDITED)              DECEMBER 31, 2001
                                                                           -------------------------   -------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  03/31/2002 -- $212,185,266; 12/31/2001 -- $212,044,159)                     $194,676,689                $197,970,877
  Real estate partnership (cost: 03/31/2002 -- $7,588,308;
   12/31/2001 -- $7,026,540)                                                              6,892,943                   6,712,308
                                                                           -------------------------   -------------------------

         Total real estate investments                                                  201,569,632                 204,683,185

CASH AND CASH EQUIVALENTS                                                                28,445,275                  26,615,645

DIVIDEND RECEIVABLE                                                                               -                      28,455

OTHER ASSETS (net of allowance for uncollectible
  accounts:  03/31/2002 -- $75,200; 12/31/2001 -- $107,000)                               3,247,626                   3,267,367
                                                                           -------------------------   -------------------------

         Total assets                                                                  $233,262,533                $234,594,652
                                                                           =========================   =========================

LIABILITIES

MORTGAGE LOANS PAYABLE                                                                   28,854,234                  28,994,521

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     3,090,176                   3,469,242

DUE TO AFFILIATES                                                                           870,894                     896,134

OTHER LIABILITIES                                                                         1,015,253                     972,410

MINORITY INTEREST                                                                         2,135,245                   2,111,709
                                                                           -------------------------   -------------------------

         Total liabilities                                                               35,965,802                  36,444,016
                                                                           -------------------------   -------------------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY                                                                        197,296,731                 198,150,636
                                                                           -------------------------   -------------------------

         Total liabilities and partners' equity                                        $233,262,533                $234,594,652
                                                                           =========================   =========================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                             8,317,470                   8,317,470
                                                                           =========================   =========================

SHARE VALUE AT END OF PERIOD                                                                 $23.72                      $23.82
                                                                           =========================   =========================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS           THREE MONTHS
                                                                                       ENDED                 ENDED
                                                                                  MARCH 31, 2002         MARCH 31, 2001
                                                                              ----------------------  ---------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                                               $6,542,615             $5,205,225
 Equity in income of real estate partnership                                                 76,042                112,195
 Dividend income                                                                                  -                578,078
 Interest on short-term investments                                                         106,104                149,045
                                                                              ----------------------  ---------------------

         Total investment income                                                          6,724,761              6,044,543
                                                                              ----------------------  ---------------------

INVESTMENT EXPENSES:
 Operating                                                                                1,255,908                981,824
 Investment management fee                                                                  618,236                669,914
 Real estate taxes                                                                          704,648                601,753
 Administrative                                                                             669,592                565,626
 Interest expense                                                                           490,084                259,529
 Minority interest                                                                           60,375                 41,181
                                                                              ----------------------  ---------------------

         Total investment expenses                                                        3,798,843              3,119,827
                                                                              ----------------------  ---------------------

NET INVESTMENT INCOME                                                                     2,925,918              2,924,716
                                                                              ----------------------  ---------------------

REALIZED AND UNREALIZED LOSS ON REAL ESTATE
  INVESTMENTS:
 Net proceeds from real estate investments sold                                               6,075              1,461,017
 Less:  Cost of real estate investments sold                                                  7,653              1,557,239
        Realization of prior years' unrealized
        gain on real estate investments sold                                                      -                  4,708
                                                                              ----------------------  ---------------------

 Net loss realized on real estate investments sold                                           (1,578)              (100,930)
                                                                              ----------------------  ---------------------


 Change in unrealized loss on real estate investments                                    (3,816,428)              (521,204)
 Less: Minority interest in unrealized loss on real estate investments                      (38,183)               (36,537)
                                                                              ----------------------  ---------------------

 Net unrealized loss on real estate investments                                          (3,778,245)              (484,667)
                                                                              ----------------------  ---------------------

NET REALIZED AND UNREALIZED LOSS ON
 REAL ESTATE INVESTMENTS                                                                 (3,779,823)              (585,597)
                                                                              ----------------------  ---------------------

NET (DECREASE) INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                                          ($853,905)            $2,339,119
                                                                              ======================  =====================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                 2002                 2001
                                                                          ------------------    -----------------
NET (DECREASE) INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                           $2,925,918           $2,924,716
 Net realized loss on real estate investments sold                                   (1,578)            (100,930)
 Change in unrealized loss on real estate investments                            (3,778,245)            (484,667)
                                                                          ------------------    -----------------

         Net (decrease) increase in net assets from operations                     (853,905)           2,339,119
                                                                          ------------------    -----------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (3/31/2002 -- 0 shares; 3/31/2001 -- 0 shares)                                         -                    -
                                                                          ------------------    -----------------

         Net decrease in net assets resulting from
          capital transactions                                                            -                    -
                                                                          ------------------    -----------------

NET (DECREASE) INCREASE IN NET ASSETS                                              (853,905)           2,339,119

NET ASSETS -  Beginning of period                                               198,150,636          206,348,079
                                                                          ------------------    -----------------

NET ASSETS -  End of period                                                    $197,296,731         $208,687,198
                                                                          ==================    =================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS          THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                            MARCH 31, 2002        MARCH 31, 2001
                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (decrease) increase in net assets resulting from operations                  ($853,905)           $2,339,119
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss on investments                                  3,779,823               585,597
 Equity in income of real estate partnership in excess
   of distributions                                                                 (76,043)             (112,195)
 Minority interest from operating activities                                         60,375                41,181
 Bad debt expense                                                                     3,985                 7,409
 Decrease (Increase) in:
    Dividend receivable                                                              20,802               (23,557)
    Other assets                                                                     15,756               469,612
 (Decrease) Increase in:
    Accounts payable and accrued expenses                                          (379,066)              502,002
    Due to affiliates                                                               (25,240)                  638
    Other liabilities                                                                42,843               164,991
                                                                          ------------------    ------------------

         Net cash flows from operating activities                                 2,589,330             3,974,797
                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold                                     6,075             1,461,017
   Acquisition of real estate property                                                    -            (9,358,614)
   Acquisition of real estate investment trust                                            -            (2,272,340)
   Additions to real estate                                                        (141,107)             (609,171)
   Additions to real estate partnership                                            (485,725)                    -
   Sale of marketable securities, net                                                     -             4,916,494
                                                                          ------------------    ------------------

         Net cash flows from investing activities                                  (620,757)           (5,862,614)
                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                       (140,287)              (38,458)
 Distributions to minority interest partners                                         (6,280)                    -
 Contributions from minority interest partners                                        7,624               525,509
                                                                          ------------------    ------------------

         Net cash flows from financing activities                                  (138,943)              487,051
                                                                          ------------------    ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,829,630            (1,400,766)

CASH AND CASH EQUIVALENTS - Beginning of period                                  26,615,645            10,543,821
                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS - End of period                                       $28,445,275            $9,143,055
                                                                          ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the quarter for interest                                          $490,084              $259,529
                                                                          ==================    ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITY:
Assumption of mortgage loan payable                                                       -            $9,023,256
                                                                          ==================    ==================


              THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                MARCH 31, 2002   (UNAUDITED)               DECEMBER 31, 2001
                                                             ----------------------------------     -------------------------------
                                                                                   ESTIMATED                            ESTIMATED
                                                                                     MARKET                              MARKET
                                                                   COST              VALUE                COST            VALUE
                                                             ----------------------------------------------------------------------
    REAL ESTATE AND IMPROVEMENTS - PERCENT OF NET ASSETS                                 98.7%                               99.9%
    LOCATION                   DESCRIPTION
    -------------------------------------------------------------------------------------------------------------------------------
    Lisle, IL                  Office Building                  $22,572,248        $14,210,821         $22,561,428     $14,193,539
    Atlanta, GA                Garden Apartments                 15,696,606         18,400,000          15,696,606      18,752,139
    Roswell, GA                Retail Shopping Center            32,882,114         25,200,247          32,878,304      26,625,833
    Bolingbrook, IL            Warehouse                          9,039,914          5,800,000           9,039,620       5,826,782
    Raleigh, NC                Garden Apartments                 15,940,839         16,200,000          15,940,839      16,808,160
    Nashville, TN              Office Building                    9,977,669         10,400,000           9,977,669      10,629,012
    Oakbrook Terrace, IL       Office Complex                    13,977,525         13,962,046          14,015,481      14,359,009
    Beaverton, OR              Office Complex                    11,989,204         11,100,000          11,989,204      10,988,123
    Salt Lake City, UT         Industrial Building                6,571,510          5,403,405           6,568,107       5,487,490
    Aurora, CO                 Industrial Building               10,131,688         10,500,170          10,131,517       9,900,000
    Brentwood, TN              Office Complex                     9,612,024          7,800,000           9,612,024       8,900,790
  * Jacksonville, FL           Garden Apartments                 19,721,025         20,100,000          19,711,225      20,400,000
  * Gresham/Salem, OR          Garden Apartments                 18,838,570         19,600,000          18,815,082      19,100,000
  * Hampton, VA                Retail Shopping Center            15,234,330         16,000,000          15,107,053      16,000,000
                                                             ----------------------------------------------------------------------
                                                               $212,185,266       $194,676,689        $212,044,159    $197,970,877
                                                             ======================================================================


    REAL ESTATE PARTNERSHIP - PERCENT OF NET ASSETS                                       3.5%                                3.4%
    LOCATION                   DESCRIPTION
    -------------------------------------------------------------------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
    Kansas City, KS; MO        Retail Shopping Center            $7,588,308         $6,892,943          $7,026,540      $6,712,308
                                                             ======================================================================


    * Real estate partnerships accounted for by the consolidation method.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                         MARCH 31, 2002      (UNAUDITED)
                                                                           -------------------------------------------------
                                                                                                               NET ESTIMATED
                                                                            FACE AMOUNT         COST           MARKET VALUE
                                                                           -------------    -------------     --------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                     14.4%

Federal Home Loan Mortgage 1.70%                                            $12,745,000      $12,742,592        $12,742,592
General RE Corp 1.77%                                                         1,200,000        1,196,814          1,196,814
Caterpillar Finl Svcs Corp 1.75%                                              1,300,000        1,297,914          1,297,914
General Elect Cap Corp 1.79%                                                  1,200,000        1,196,659          1,196,659
Nike Inc 1.78%                                                                1,300,000        1,299,036          1,299,036
Merck & Co Inc 1.80%                                                          1,300,000        1,299,350          1,299,350
Ciesco LP 1.82%                                                               1,300,000        1,298,423          1,298,423
FCAR Owner Trust I 1.83%                                                      1,325,000        1,322,710          1,322,710
Citicorp 1.82%                                                                1,300,000        1,296,517          1,296,517
Philip Morris Cos Inc 1.81%                                                   1,300,000        1,298,235          1,298,235
Province of Quebec 1.81%                                                      1,300,000        1,298,039          1,298,039
Morgan Stanley Dean Witter 1.83%                                              1,300,000        1,297,555          1,297,555

                                                                           -------------    -------------     --------------
TOTAL CASH EQUIVALENTS                                                      $26,870,000      $26,843,844        $26,843,844

CASH                                                                          1,601,431        1,601,431          1,601,431
                                                                           -------------    -------------     --------------

TOTAL CASH AND CASH EQUIVALENTS                                             $28,471,431      $28,445,275        $28,445,275
                                                                           =============    =============     ==============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                          DECEMBER 31, 2001
                                                                           -------------------------------------------------
                                                                                                                ESTIMATED
                                                                            FACE AMOUNT         COST           MARKET VALUE
                                                                           -------------    -------------     --------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                     13.4%

Federal Home Loan Mortgage 1.51%, January 2, 2002                           $25,334,000      $25,331,875        $25,331,875

                                                                           -------------    -------------     --------------

TOTAL CASH EQUIVALENTS                                                       25,334,000       25,331,875         25,331,875

CASH                                                                          1,283,770        1,283,770          1,283,770
                                                                           -------------    -------------     --------------

TOTAL CASH AND CASH EQUIVALENTS                                             $26,617,770      $26,615,645        $26,615,645
                                                                          ==============    =============     ==============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2001 Annual Report on Form 10K.


NOTE 2:  COMMITMENT FROM PARTNER

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Prudential Variable Contract Real Property Partnership ("Partnership") under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $197 million in net assets, the commitment has been automatically reduced to $90 million. As of March 31, 2002, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential intends to terminate this commitment at the end of the 2002 fiscal year.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2002 and 2001 investment management fees incurred by the Partnership were $618,236 and $669,914 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the three months ended March 31, 2002 and 2001 were $29,157 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

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


(a) LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Partnership's liquid assets consisting of cash and cash equivalents were $28.4 million, an increase of $1.8 million from December 31, 2001. This increase was due primarily to the operations of the Partnership's properties. Sources of liquidity include net cash flow from property operations and interest from short-term investments.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At March 31, 2002, 12.2% of the Partnership's assets consisted of cash and cash equivalents.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus with $197 million in net assets, the commitment has been automatically reduced to $90 million. As of March 31, 2002, Prudential's equity interest in the Partnership, on a cost basis, under this commitment (held through the Real Property Accounts) was $44 million. Prudential does not intend to make any contributions during the 2002 fiscal year, and will terminate this commitment at the end of the 2002 fiscal year.

The Partnership made $18 million in distributions to the Partners during 2001. Additional distributions may be made to the Partners during 2002 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first quarter of 2002, the Partnership spent approximately $0.1 million in capital expenditures, the majority of which were associated with development costs pertaining to the expansion of the retail center located in Hampton, VA.

(b) RESULTS OF OPERATIONS

The following is a brief comparison of the Partnership's results of operations for the quarters ended March 31, 2002 and 2001.

MARCH 31, 2002 VS. MARCH 31, 2001

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                              QUARTER ENDED MARCH 31,
                                                              2002              2001
                                                        ---------------   ---------------
NET INVESTMENT INCOME:

Office properties                                          $ 1,351,604       $ 1,043,819
Apartment complexes                                            827,866         1,129,655
Retail property                                                974,127           744,081
Industrial properties                                          433,304            86,383
Equity in income of real estate partnership                     76,042           112,195
Dividend income from real
estate investment trust                                              -           578,078
Other (including interest income,
investment mgt fee, etc.)                                     (737,025)         (769,495)

                                                        ---------------   ---------------
TOTAL NET INVESTMENT INCOME                                $ 2,925,918       $ 2,924,716
                                                        ---------------   ---------------

NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS:

Office properties                                          ($1,471,473)      $   930,001
Apartment complexes                                           (819,619)          170,141
Retail property                                             (1,492,454)         (474,878)
Industrial properties                                          386,434          (365,524)
Interest in real estate partnership                           (381,133)          242,128
Real estate investment trusts                                        0          (986,535)
                                                        ---------------   ---------------
                                                            (3,778,245)         (484,667)
                                                        ---------------   ---------------

NET REALIZED LOSS ON REAL ESTATE INVESTMENTS

Office properties                                                    -                 -
Apartment complexes                                                  -                 -
Industrial properties                                                -                 -
Interest in real estate partnership                                  -                 -
Real estate investment trust                                    (1,578)         (100,930)
                                                        ---------------   ---------------
                                                                (1,578)         (100,930)
                                                        ---------------   ---------------


NET REALIZED AND UNREALIZED LOSS                        ---------------   ---------------
ON REAL ESTATE INVESTMENTS                                 ($3,779,823)      ($  585,597)
                                                        ---------------   ---------------

The Partnership's net investment income for the quarters ended March 31, 2002 and 2001 remained unchanged at $2.9 million.

Revenue from real estate properties was $6.5 million, for the first quarter of 2002, an increase of $1.3 million, or 25.7%, from $5.2 million in the corresponding period in 2001. The increase is primarily due to the acquisition of a portfolio of apartment complexes located in Gresham/Salem, OR and a retail center located in Hampton, VA during 2001. There was also an increase in occupancy at the industrial properties located in Bolingbrook, IL and Salt Lake City, UT due to temporary month-to-month leases and the office property located in Oakbrook Terrace, IL.

Equity in income of real estate partnership was $0.08 million for the first quarter of 2002, a decrease of $0.03 million, or 32.2%, from $0.11 million in the corresponding period in 2001. This decrease is due to a decrease in revenue associated with expanding the existing grocery store anchor. It is anticipated that upon completion, both occupancy and rental rates will increase.

Dividend income from real estate investment trusts decreased approximately $0.6 million, or 100.0%, during the first quarter of 2002 compared to the corresponding period in 2001. This decrease was due to the Partnership's liquidation of its investment in REIT stocks during the 4th quarter of 2001.

Interest on short-term investments decreased approximately $0.04 million or 28.8% for the three months ended March 31, 2002 due primarily to significantly lower interest rates compared to the corresponding period in 2001.

Operating expenses increased $0.3 million, or 27.9%, in the first quarter of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

Real estate tax expense increased $0.1 million, or 17.1%, in the first quarter of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

Administrative expense increased $0.1 million, or 18.4%, in the first quarter of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

Interest expense increased $0.2 million, or 88.8%, in the first quarter of 2002 compared to the corresponding period in 2001. These increases were primarily due to the Partnership's assumption of a $9.0 million and a $10.3 million mortgage loan in conjunction with the acquisition of a controlling interest in the two investments discussed previously.

Minority interest in consolidated partnerships increased $0.02 million, or 46.6%, for the quarter ended March 31, 2002 compared to the corresponding period in 2001. These increases were due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.


OFFICE PROPERTIES

Net investment income from property operations for the office sector increased approximately $0.3 million, or 29.5%, for the three months ended March 31, 2002 when compared to the corresponding period in 2001. This was primarily due to increased occupancy at the Oakbrook Terrace, IL office property.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $1.5 million during the first three months of 2002. One of the Brentwood, TN properties experienced a net unrealized loss of approximately $1.1 million primarily due to the near-term expiration and expected move-out of the single tenant at the property in July 2002. The Oakbrook Terrace, IL and the other Brentwood, TN office properties experienced net unrealized losses of approximately $0.4 million and $0.2 million, respectively, primarily due to a reduction in market rental rates at the Oakbrook Terrace, IL property and an increase in operating expenses at the Brentwood, TN property. Offsetting these unrealized losses was an unrealized gain of approximately $0.2 million at the office property located in Beaverton, OR. This unrealized gain was attributable to a slight increase in average market rent.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $0.9 million during the first three months of 2001. The majority of this unrealized gain, or $0.5 million, was due to an increase in occupancy and market rents at the office property located in Lisle, IL. The Beaverton, OR office complex also experienced a net unrealized gain of approximately $0.5 million primarily due to leasing at the office complex and improvement in the market as the vacant Class "A" space was absorbed.

Occupancy at one of the Brentwood, TN office properties increased from 68% at March 31, 2001 to 69% at March 31, 2002, while occupancy at the other Brentwood, TN location remained unchanged at 100%. Occupancy at the Lisle, IL office property increased from 96% at March 31, 2001 to 100% at March 31, 2002. Occupancy at the Beaverton, OR property remained unchanged at 100%. Occupancy at the Oakbrook Terrace, IL property increased from 52% at March 31, 2001 to 79% at March 31, 2002. As of March 31, 2002 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $0.8 million for the three months ended March 31, 2002, a decrease of $0.3 million, or 26.7%, when compared to the corresponding period in 2001. This decrease was primarily due to the decrease in occupancy for the Atlanta, GA and Raleigh, NC apartment complexes

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.8 million for the three months ended March 31, 2002 compared to a net unrealized gain of $0.2 million for the three months ended March 31, 2001. Of the unrealized loss experienced in the first quarter of 2002, $0.6 million was due to an increase in expenses at the Raleigh, NC apartment complex. The apartment complex located in Atlanta, GA also experienced a net unrealized loss of approximately $0.4 million due to softening market conditions, which have resulted in lower short-term occupancy and income projections, and increased rent concessions. The apartment complex located in Jacksonville, FL experienced an unrealized loss of $0.2 million due to softening market conditions, which have resulted in reduced occupancy levels and lower market rents. Offsetting these unrealized losses was the apartment portfolio located in Gresham/Salem, OR, which experienced a net unrealized gain of $0.4 million primarily due to an increase in market rents.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.2 million in the first quarter of 2001. The majority of the net unrealized gain was due to the Jacksonville, FL and Atlanta, GA properties. The capital costs associated with the renovation project for the Jacksonville, FL apartment complex had decreased. In addition, the market rates for the Atlanta, GA property had steadily risen.

The occupancy at the Raleigh, NC complex decreased from 86% at March 31, 2001 to 83% at March 31, 2002. Occupancy at the Atlanta, GA complex decreased from 97% at March 31, 2001 to 73% at March 31, 2002. Occupancy at the apartment complex in Jacksonville, FL decreased from 91% at March 31, 2001 to 86% at March 31, 2002. Occupancy at the Gresham and Salem, OR apartment complexes increased from 85% at March 31, 2001 to 93% at March 31, 2002. As of March 31, 2002, all
available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties was approximately $1.0 million for the three months ended March 31, 2002, and approximately $0.7 million for the three months ended March 31, 2001. The increase is primarily due to the February 2001 acquisition of the retail center located in Hampton, VA.

The retail properties experienced a net unrealized loss of $1.5 million for the three months ended March 31, 2002 and a net unrealized loss of $0.5 million for the three months ended March 31, 2001. The retail center located in Roswell, GA experienced a net unrealized loss of $1.4 million for the first quarter of 2002 due to increased risk that a major tenant will not renew its lease, coupled with a deterioration in the market position of the property. The retail center located in Hampton, VA also experienced an unrealized loss of $0.1 million due to capital expenditures at the property that were not reflected as an increase in market value.

The retail property in Roswell, GA experienced a net unrealized loss of $0.5 million in the first three months of 2001 due to increased capital expenditures budgeted for 2001 coupled with a slight decrease in overall occupancy at the property.

Occupancy at the shopping center located in Roswell, GA decreased from 94% at March 31, 2001 to 92% at March 31, 2002. The retail center in Hampton, VA acquired in May 2001 had an occupancy of 97% at March 31, 2002. As of March 31, 2002, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties increased from $0.1 million for the three months ended March 31, 2001 to $0.4 million for the corresponding period ended March 31, 2002. The majority of this increase was due to increased occupancy at the properties located in Bolingbrook, IL and Salt Lake City, UT.

The three industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.4 million for the three months ended March 31, 2002 compared to a net unrealized loss of approximately $0.4 million in 2001. The majority of the unrealized gain in 2002 was attributable to the Aurora, CO industrial property. This gain of approximately $0.5 million was due to an increase in market rents. The Salt Lake City, UT facility experienced a net unrealized loss of $0.1 million due to capital expenditures at the property that were not reflected as an increase in market value.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.4 million during the first quarter of 2001, which was primarily attributable to the Salt Lake City, UT industrial property. This loss of approximately $0.4 million was due to significant leasing costs associated with a new tenant.

The occupancy at the Bolingbrook, IL property increased from 0% at March 31, 2001 to 98% at March 31, 2002, due to a short-term month-to-month lease. The occupancy at the Salt Lake City, Utah property increased from 16% at March 31, 2001 to 77% at March 31, 2002. The Aurora, CO property's occupancy rate remained unchanged at 75% at March 31, 2001 and 2002. As of March 31, 2002, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the three months ended March 31, 2002, income from the investment located in Kansas City, KS and MO amounted to $0.08 million, a decrease of 32.2% from $0.11 million at March 31, 2001. This decrease is due to a decrease in revenue associated with expanding the existing grocery store anchor. It is anticipated that upon completion, both occupancy and rental rates will increase.

The equity investment experienced a net unrealized loss of $0.4 million and a net unrealized gain of $0.2 million for the three months ended March 31, 2002 and 2001, respectively. The unrealized loss of $0.4 million for the three months ended March 31, 2002 was primarily due to capital expenditures at the property that were not reflected as an increase in market value. This equity investment experienced a net unrealized gain in the first quarter 2001 of $0.2 million, primarily due to increased leasing activity and stabilized occupancy.

The retail portfolio located in Kansas City, KS and MO had an average occupancy of 92% at March 31, 2001, which decreased to 88% at March 31, 2002. As of March 31, 2002, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

The Partnership's investment in REITS was liquidated at the end of the fourth quarter of 2001.

During the first quarter of 2001, the Partnership's investment in REITS experienced an unrealized loss of $1.0 million. The unrealized loss reflects changes in the market value of REIT shares held by the Partnership.

OTHER

Other net investment income increased $0.03 million during the first quarter of 2002 compared to the corresponding period in 2001. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The increase in 2002 is primarily due to a decrease in management fees due to the Partnership's liquidation of its entire investment in REIT shares, offset by a decrease in interest from short-term investments due to lower interest rates.

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

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS - The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management's Risk Management Unit is responsible to assure that the valuation process provides objective and accurate market value estimates.


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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of March 31, 2002 and 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 29.04% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at March 31, 2002:

                                                         ESTIMATED MARKET VALUE             AVERAGE
                                     MATURITY                (IN $ MILLIONS)             INTEREST RATE
                             --------------------------------------------------------------------------------
Cash equivalents                    0-3 months                    $26.8                      1.75%
Short-term investments
                                    3-12 months                    $0                         0%


The table below discloses the Partnership's fixed and variable rate debt as of March 31, 2002. Approximately $18.9 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of March 31, 2002 was 5.735%.

March 31, 2002

DEBT (IN $ THOUSANDS),                4/1/02-                                                                      ESTIMATED
INCLUDING CURRENT PORTION             12/31/02     2003      2004      2005       2006     THEREAFTER    TOTAL     FAIR VALUE
-------------------------             --------     ----      ----      ----       ----     ----------    -----     ----------
Fixed Rate                                $405      $577      $619      $665     $8,361       $8,267    $18,894      $18,155
Average Fixed Interest Rate             7.437%    7.449%    7.471%    7.491%     6.750%       6.750%     6.950%
Variable Rate                             $105      $159      $168      $178     $9,350           $0     $9,960       $9,842


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





                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  in respect of
                        Pruco Life of New Jersey Variable
                         Contract Real Property Account
                                  (Registrant)

          ------------------------------------------------------------





Date:    May 15, 2002                       By:  /s/
        --------------------------            --------------------------------

                                            Andrew J. Mako
                                            Executive Vice President






Date:    May 15, 2002                      By:  /s/
        --------------------------            --------------------------------

                                           William J. Eckert, IV
                                           Vice President and Chief Accounting
                                           Officer