Form 10-Q
period 2003-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2003-05-15
CIK 829114

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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



    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]


AMENDMENT ______________________________________________________________________

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

END OF AMENDMENT________________________________________________________________



================================================================================

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)


                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

A. PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets--March 31, 2003 and December 31, 2002 ..    3

         Statements of Operations--Three Months Ended March 31, 2003
            and 2002 .....................................................    3

         Statements of Changes in Net Assets--Three Months Ended
            March 31, 2003 and 2002 ......................................    3

         Notes to the Financial Statements of the Account ................    4

B. THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
            March 31, 2003 and December 31, 2002 .........................    6

         Consolidated Statements of Operations--Three Months Ended
            March 31, 2003 and 2002 ......................................    7

         Consolidated Statements of Changes in Net Assets--
            Three Months Ended March 31, 2003 and 2002 ...................    8

         Consolidated Statements of Cash Flows--Three Months Ended
            March 31, 2003 and 2002 ......................................    9

         Consolidated Schedules of Investments--March 31, 2003
            and December 31, 2002 ........................................    10

         Notes to the Financial Statements of the Partnership ............    11

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks .....    18

Item 4.  Controls and Procedures .........................................    19

PART II--OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders .............    20

Item 6.  Exhibits and Reports on Form 8-K ................................    20

         Signature Page ..................................................    22

         Certifications ..................................................    23

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
March 31, 2003 and December 31, 2002
                                                                                MARCH 31, 2003
                                                                                  (UNAUDITED)       DECEMBER 31, 2002
                                                                                --------------      -----------------
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership .....   $  8,787,651         $  8,854,905
                                                                                 ------------         ------------
Net Assets ...................................................................   $  8,787,651         $  8,854,905
                                                                                 ============         ============
NET ASSETS, REPRESENTING:
Equity of contract owners ....................................................   $  5,775,684         $  5,818,363
Equity of Pruco Life Insurance Company of New Jersey .........................      3,011,967            3,036,542
                                                                                 ------------         ------------
                                                                                 $  8,787,651         $  8,854,905
                                                                                 ============         ============
Units outstanding ............................................................      4,047,133            4,041,054
                                                                                 ============         ============

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2003 and 2002

                                                                              1/1/2003-3/31/2003   1/1/2002-3/31/2002
                                                                                  (UNAUDITED)          (UNAUDITED)
                                                                              ------------------   ------------------
INVESTMENT INCOME
Net investment income from Partnership operations ............................   $    114,136         $    129,173
                                                                                 ------------         ------------
EXPENSES
Charges to contract owners for assuming mortality risk and
   expense risk and for administration .......................................          8,223                8,108
                                                                                 ------------         ------------
NET INVESTMENT INCOME ........................................................        105,913              121,065
                                                                                 ------------         ------------

NET REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS
Net change in unrealized loss on investments in Partnership ..................       (203,776)            (166,801)
Net realized gain (loss) on sale of investments in Partnership ...............         22,386                  (70)
                                                                                 ------------         ------------
NET LOSS ON INVESTMENTS ......................................................       (181,390)            (166,871)
                                                                                 ------------         ------------
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS .........................   $    (75,477)        $    (45,806)
                                                                                 ============         ============

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2003 and 2002

                                                                              1/1/2003-3/31/2003   1/1/2002-3/31/2002
                                                                                  (UNAUDITED)          (UNAUDITED)
                                                                              ------------------   ------------------
OPERATIONS
Net investment income ........................................................   $    105,913         $    121,065
Net change in unrealized loss on investments in Partnership ..................       (203,776)            (166,801)
Net realized gain (loss) on sale of investments in Partnership ...............         22,386                  (70)
                                                                                 ------------         ------------

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS .........................        (75,477)             (45,806)
                                                                                 ------------         ------------

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners ...........................          9,845              (43,920)
Net contributions (withdrawals) by Pruco Life Insurance Company
   of New Jersey .............................................................         (1,622)              52,028
                                                                                 ------------         ------------

NET INCREASE IN NET ASSETS RESULTING
   FROM CAPITAL TRANSACTIONS .................................................          8,223                8,108
                                                                                 ------------         ------------
TOTAL DECREASE IN NET ASSETS .................................................        (67,254)             (37,698)

NET ASSETS
Beginning of period ..........................................................      8,854,905            8,747,935
                                                                                 ------------         ------------
End of period ................................................................   $  8,787,651         $  8,710,237
                                                                                 ============         ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 2003 and December 31, 2002 the Real Property Account's interest in the Partnership was 4.8% or 367,199 shares.

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


NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The number of shares (rounded) held by the Real Property Account in the Partnership and the Partnership net asset value per share (rounded) at March 31, 2003 and December 31, 2002 were as follows:

                                          MARCH 31, 2003
                                            (UNAUDITED)       DECEMBER 31, 2002
                                          --------------      -----------------
NUMBER OF SHARES (ROUNDED):                   367,199              367,199
NET ASSET VALUE PER SHARE (ROUNDED):          $23.93               $24.11

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


NOTE 6: NET WITHDRAWALS (CONTRIBUTIONS) BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company of New Jersey's variable insurance and variable annuity products for the three months ended March 31, 2003 and 2002, were as follows:

                                                       MARCH 31,
                                            2003                     2002
                                         -----------              -----------
                                                      (UNAUDITED)
VAL                                        $(2,938)                  $30,939
VLI                                         (7,326)                    2,140
SPVA                                             0                         0
SPVL                                           419                    10,841
                                         ---------                ----------
TOTAL                                      $(9,845)                  $43,920
                                         =========                ==========

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                   MARCH 31,
                                                                                     2003              DECEMBER 31,
                                                                                  (UNAUDITED)             2002
                                                                                 ------------         ------------
ASSETS
REAL ESTATE INVESTMENTS--At estimated market value:
   Real estate and improvements
      (cost: 03/31/2003--$209,609,246; 12/31/2002--$215,592,277) .............   $188,085,753         $196,631,183
   Real estate partnership
      (cost: 03/31/2003--$10,623,116; 12/31/2002--$9,931,394) ................      9,362,698            8,978,324
                                                                                 ------------         ------------
      Total real estate investments ..........................................    197,448,451          205,609,507
CASH AND CASH EQUIVALENTS ....................................................     25,048,896           18,591,149
OTHER ASSETS (net of allowance for uncollectible accounts:
   03/31/2003--$74,000; 12/31/2002--$69,000) .................................      5,748,731            5,519,457
                                                                                 ------------         ------------
      Total assets ...........................................................   $228,246,078         $229,720,113
                                                                                 ============         ============
LIABILITIES
MORTGAGE LOANS PAYABLE .......................................................     35,480,637           35,699,108
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ........................................      3,158,795            3,092,098
DUE TO AFFILIATES ............................................................        893,244              907,503
OTHER LIABILITIES ............................................................        916,324              911,245
MINORITY INTEREST ............................................................      4,843,745            4,756,653
                                                                                 ------------         ------------
   Total liabilities .........................................................     45,292,745           45,366,607
                                                                                 ------------         ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY .............................................................    182,953,333          184,353,506
                                                                                 ------------         ------------
   Total liabilities and partners' equity ....................................   $228,246,078         $229,720,113
                                                                                 ============         ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ................................      7,644,848            7,644,848
                                                                                 ============         ============
SHARE VALUE AT END OF PERIOD .................................................         $23.93               $24.11
                                                                                 ============         ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 THREE MONTHS         THREE MONTHS
                                                                                     ENDED                ENDED
                                                                                MARCH 31, 2003       MARCH 31, 2002
                                                                                 ------------         ------------
INVESTMENT INCOME:
   Revenue from real estate and improvements .................................   $  6,224,502         $  6,542,615
   Equity in income of real estate partnership ...............................        160,736               76,042
   Interest on short-term investments ........................................         65,414              106,104
                                                                                 ------------         ------------
      Total investment income ................................................      6,450,652            6,724,761
                                                                                 ------------         ------------
INVESTMENT EXPENSES:
   Operating .................................................................      1,314,572            1,255,908
   Investment management fee .................................................        577,586              618,236
   Real estate taxes .........................................................        667,791              704,648
   Administrative ............................................................        805,145              669,592
   Interest expense ..........................................................        581,267              490,084
   Minority interest .........................................................        128,049               60,375
                                                                                 ------------         ------------
      Total investment expenses ..............................................      4,074,410            3,798,843
                                                                                 ------------         ------------
NET INVESTMENT INCOME ........................................................      2,376,242            2,925,918
                                                                                 ------------         ------------
REALIZED AND UNREALIZED LOSS ON REAL ESTATE INVESTMENTS:
   Net proceeds from real estate investments sold ............................      5,689,488                6,075
   Less: Cost of real estate investments sold ................................      6,620,263                7,653
          Realization of prior years' unrealized loss on
          real estate investments sold .......................................     (1,396,836)                --
                                                                                 ------------         ------------
   Net gain (loss) realized on real estate investments sold ..................        466,061               (1,578)
                                                                                 ------------         ------------
   Change in unrealized loss on real estate investments ......................     (4,266,583)          (3,816,428)
   Less: Minority interest in unrealized loss on real estate investments .....        (24,107)             (38,183)
                                                                                 ------------         ------------
   Net unrealized loss on real estate investments ............................     (4,242,476)          (3,778,245)
                                                                                 ------------         ------------
NET REALIZED AND UNREALIZED LOSS
   ON REAL ESTATE INVESTMENTS ................................................     (3,776,415)          (3,779,823)
                                                                                 ------------         ------------
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS .........................   $ (1,400,173)        $   (853,905)
                                                                                 ============         ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2003                 2002
                                                                                 ------------         ------------
NET DECREASE IN NET ASSETS RESULTING
   FROM OPERATIONS:
   Net investment income .....................................................   $  2,376,242         $  2,925,918
   Net gain (loss) realized on real estate investments sold ..................        466,061               (1,578)
   Net unrealized loss from real estate investments ..........................     (4,242,476)          (3,778,245)
                                                                                 ------------         ------------
      Net decrease in net assets resulting from operations ...................     (1,400,173)            (853,905)
                                                                                 ------------         ------------
NET DECREASE IN NET ASSETS ...................................................     (1,400,173)            (853,905)
NET ASSETS--Beginning of period ..............................................    184,353,506          198,150,636
                                                                                 ------------         ------------
NET ASSETS--End of period ....................................................   $182,953,333         $197,296,731
                                                                                 ============         ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS         THREE MONTHS
                                                                                     ENDED                ENDED
                                                                                MARCH 31, 2003       MARCH 31, 2002
                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets resulting from operations ..............   $ (1,400,173)        $   (853,905)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash flows from operating activities:
      Net realized and unrealized loss on investments ........................      3,776,415            3,779,823
      Equity in income of real estate partnership in excess
        of distributions .....................................................        (86,486)             (76,043)
      Minority interest from operating activities ............................        128,049               60,375
      Bad debt expense .......................................................         33,661                3,985
      (Increase) Decrease in:
        Dividend receivable ..................................................           --                 20,802
        Other assets .........................................................       (262,935)              15,756
      Increase (Decrease) in:
        Accounts payable and accrued expenses ................................         66,697             (379,066)
        Due to affiliates ....................................................        (14,259)             (25,240)
        Other liabilities ....................................................          5,079               42,843
                                                                                 ------------         ------------
   Net cash flows from operating activities ..................................      2,246,048            2,589,330
                                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ............................      5,689,488                6,075
      Additions to real estate ...............................................       (637,232)            (141,107)
      Additions to real estate partnership ...................................       (605,236)            (485,725)
                                                                                 ------------         ------------
   Net cash flows from (used in) investing activities ........................      4,447,020             (620,757)
                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable ...............................       (218,471)            (140,287)
   Distributions to minority interest partners ...............................        (17,316)              (6,280)
   Contributions from minority interest partners .............................            466                7,624
                                                                                 ------------         ------------
   Net cash flows used in financing activities ...............................       (235,321)            (138,943)
                                                                                 ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ......................................      6,457,747            1,829,630

CASH AND CASH EQUIVALENTS--Beginning of period ...............................     18,591,149           26,615,645
                                                                                 ------------         ------------

CASH AND CASH EQUIVALENTS--End of period .....................................   $ 25,048,896         $ 28,445,275
                                                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for interest ....................................   $    619,641         $    490,084
                                                                                 ============         ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                          MARCH 31, 2003 (UNAUDITED)              DECEMBER 31, 2002
                                                        -----------------------------      ------------------------------
                                                                            ESTIMATED                          ESTIMATED
                                                                             MARKET                             MARKET
                                                            COST              VALUE             COST             VALUE
--------------------------------------------------------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS--
   PERCENTAGE OF NET ASSETS.........................                           102.8%                              106.7%

Location                Description
--------------------------------------------------------------------------------------------------------------------------
Lisle, IL               Office Building  ...........     $22,857,236      $12,499,988       $22,857,236       $13,854,988
Atlanta, GA             Garden Apartments ..........      15,732,001       17,510,490        15,715,772        17,523,063
Roswell, GA             Retail Shopping Center .....      33,041,816       25,517,455        32,895,282        24,903,969
Raleigh, NC             Garden Apartments ..........      15,943,836       17,500,000        15,943,836        17,502,998
Brentwood, TN           Office Building  ...........      10,320,577        9,299,963        10,320,613         9,651,831
Oakbrook Terrace, IL    Office Building  ...........      14,268,474        9,946,511        14,205,396        11,213,142
Beaverton, OR           Office Building  ...........      11,890,209       10,600,005        11,890,209        10,800,005
Salt Lake City, UT      Industrial Building ........              --               --         6,599,482         5,202,646
Aurora, CO              Industrial Building ........      10,345,693        9,900,003        10,294,784        10,557,058
Brentwood, TN           Office Building  ...........       9,837,483        7,011,338         9,826,195         7,709,345
*Jacksonville, FL       Garden Apartments...........      19,755,460       19,800,000        19,745,855        19,800,000
*Gresham/Salem, OR      Garden Apartments...........      18,871,196       18,600,000        18,838,570        18,600,000
*Hampton, VA            Retail Shopping Center .....      16,447,831       19,300,000        16,446,909        19,300,000
*Ocean City, MD         Retail Shopping Center .....      10,297,434       10,600,000        10,012,138        10,012,138
                                                        ------------     ------------      ------------      ------------
                                                        $209,609,246     $188,085,753      $215,592,277      $196,631,183
                                                        ============     ============      ============      ============

REAL ESTATE PARTNERSHIP --
   PERCENTAGE OF NET ASSETS.........................                             5.1%                                4.9%
Location                Description
--------------------------------------------------------------------------------------------------------------------------
   Kansas City, KS; MO  Retail Shopping Centers ....     $10,623,116       $9,362,698        $9,931,394        $8,978,324
                                                        =================================================================

*Real estate partnerships accounted for by the consolidation method.

                                                                                       MARCH 31, 2003
                                                                                         (UNAUDITED)            DECEMBER 31, 2002
                                                                                 -------------------------  ------------------------
                                                                       FACE                    ESTIMATED                  ESTIMATED
                                                                      AMOUNT        COST      MARKET VALUE      COST    MARKET VALUE
                                                                   -----------   -----------   -----------  -----------  -----------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS .............                                    13.7%                     10.1%
Federal Home Loan Banks, 1.28%, April 1, 2003 ...................  $13,045,000   $13,044,536   $13,044,536  $        --  $        --
Federal Home Loan Banks, 1.20%, May 7, 2003 .....................   11,099,000    11,076,062    11,076,062           --           --
Federal National Mortgage Assoc., 1.00%, January 02, 2003 .......    6,928,000            --            --    6,927,615    6,927,615
Federal National Mortgage Assoc., 1.27%, January 17, 2003 .......    1,218,000            --            --    1,217,055    1,217,055
Federal Home Loan Mortgage Corp., 1.27%, January 21, 2003 .......    3,461,000            --            --    3,457,581    3,457,581
Federal National Mortgage Assoc., 1.27%, January 21, 2003 .......    1,288,000            --            --    1,286,819    1,286,819
Federal National Mortgage Assoc., 1.22%, February 10, 2003 ......    1,000,000            --            --      998,611
                                                                                                                             998,611
Federal National Mortgage Assoc., 1.22%, February 13, 2003 ......    2,070,000            --            --    2,066,913
                                                                                                                           2,066,913
Federal Farm Credit Banks, 1.22%, February 14, 2003 .............    1,870,000            --            --    1,867,148    1,867,148
                                                                   -----------   -----------   -----------  -----------  -----------
TOTAL CASH EQUIVALENTS ..........................................                24,120,598    24,120,598    17,821,742   17,821,742
CASH ............................................................                   928,298       928,298       769,407      769,407
                                                                                 -----------   -----------  -----------  -----------
TOTAL CASH AND CASH EQUIVALENTS .................................                $25,048,896   $25,048,896  $18,591,149  $18,591,149
                                                                                 ===========   ===========  ===========  ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2002 Annual Report on Form 10K.

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


NOTE 2: COMMITMENT FROM PARTNER

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Prudential Variable Contract Real Property Partnership ("Partnership") to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and could be returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. This commitment terminated on December 31, 2002. Prudential did not make any contributions during the 2002 fiscal year. During the period that this commitment was in effect, Prudential funded $44 million.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2003 and 2002 investment management fees incurred by the Partnership were $577,586 and $618,236 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the three months ended March 31, 2003 and 2002 were $29,157 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31, 2003       MARCH 31, 2002
                                                                                 --------------       --------------
PER SHARE (UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period .........................................       $24.11               $23.82
                                                                                     ------               ------
INCOME FROM INVESTMENT OPERATIONS:
Net Investment income, before management fee .................................       $ 0.39               $ 0.42
Management fee ...............................................................        (0.08)               (0.07)
Net realized and unrealized (loss) gain on investments .......................        (0.49)               (0.45)
                                                                                     ------               ------
Net Decrease in Net Assets Resulting from Operations .........................        (0.18)               (0.10)
                                                                                     ------               ------
NET ASSET VALUE, END OF PERIOD ...............................................       $23.93               $23.72
                                                                                     ======               ======
TOTAL RETURN BEFORE MANAGEMENT FEE (a): ......................................        (0.45)%              (0.12)%

RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ......................................       $  183               $  197
   Ratios to average net assets (b):
      Management Fee .........................................................         0.31%                0.31%
      Net Investment Income, before Management Fee ...........................         1.60%                1.80%

(a) Total Return before Management Fee is calculated by linking quarterly returns which are calculated using the formula below:

       Net Investment Income + Net Realized and Unrealized Gains/(Losses)
--------------------------------------------------------------------------------
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

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

(A)  LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Partnership's liquid assets consisting of cash and cash equivalents were $25.0 million, an increase of $6.4 million from $18.6 million at December 31, 2002. This increase was primarily due to an increase in net cash flows from operations and the sale of the industrial property located in Salt Lake City, Utah on January 28, 2003. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, and financing.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At March 31, 2003, 11.0% of the Partnership's total assets consisted of cash and short-term obligations.

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Prudential Variable Contract Real Property Partnership ("Partnership") under this commitment were utilized for property acquisitions, and could be returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. This commitment terminated on December 31, 2002. Prudential did not make any contributions during the 2002 fiscal year. During the period that this commitment was in effect, Prudential funded $44 million.

The Partnership did not make any distributions to the Partners during the first quarter of 2003 or 2002. Distributions may be made to the Partners during 2003 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first three months of 2003, the Partnership spent approximately $0.6 million in capital expenditures on wholly owned and consolidated properties. Approximately $0.3 million was associated with the development of the retail center located in Ocean City, Maryland. The remaining $0.3 million balance was primarily associated with leasing at the retail center located in Roswell, Georgia, the industrial building located in Aurora, Colorado, and the office located in Oakbrook Terrace, Illinois. The Partnership also increased its investment in real estate partnerships by approximately $0.6 million in connection with the redevelopment and expansion of the retail centers located in Kansas City, Missouri.

(B)  RESULTS OF OPERATIONS

The following is a brief comparison of the Partnership's results of operations for the quarters ended March 31, 2003 and 2002.

MARCH 31, 2003 VS. MARCH 31, 2002


The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                                                       QUARTER ENDED MARCH 31,
                                                                                       2003              2002
                                                                                    -----------       -----------
NET INVESTMENT INCOME:
Office properties ............................................................      $   646,699       $ 1,351,604
Apartment complexes ..........................................................          874,685           827,866
Retail property ..............................................................          981,987           974,127
Industrial properties ........................................................          225,850           433,304
Equity in income of real estate partnership ..................................          160,736            76,042
Other (including interest income,
investment mgt fee, etc.) ....................................................         (513,715)         (737,025)
                                                                                    -----------       -----------
TOTAL NET INVESTMENT INCOME ..................................................      $ 2,376,242       $ 2,925,918
                                                                                    ===========       ===========
NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS:
Office properties ............................................................      $(3,945,836)      $(1,471,473)
Apartment complexes ..........................................................           66,284          (819,619)
Retail property ..............................................................          652,388        (1,492,454)
Industrial properties ........................................................         (707,964)          386,434
Interest in real estate partnership ..........................................         (307,348)         (381,133)
                                                                                    -----------       -----------
TOTAL NET UNREALIZED LOSS ON REAL ESTATE INVESTMENTS .........................       (4,242,476)       (3,778,245)
                                                                                    -----------       -----------

                                                                                       QUARTER ENDED MARCH 31,
                                                                                       2003              2002
                                                                                    -----------       -----------
NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Industrial properties ........................................................          466,061              --
Real estate investment trust .................................................             --              (1,578)
                                                                                    -----------       -----------
TOTAL NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ....................          466,061            (1,578)
                                                                                    -----------       -----------
NET REALIZED AND UNREALIZED LOSS ON REAL ESTATE INVESTMENTS ..................       (3,776,415)      $(3,779,823)
                                                                                    ===========       ===========

The Partnership's net investment income for the period ended March 31, 2003 was $2.4 million, a decrease of $0.5 million from $2.9 million when compared to the corresponding period in 2002. The decrease is primarily due to the occupancy at one of the Brentwood, Tennessee properties decreasing to 0% from 100% due to the move-out of the single tenant, decreased occupancy at the Oakbrook Terrace, Illinois property, and the sales of the industrial properties in Bolingbrook, Illinois and Salt Lake City, Utah.

Equity in income of real estate partnership was $0.2 million for the first three months of 2003, an increase of $0.1 million, or 111.4%, from $0.1 million in the corresponding period in 2002. This increase is due to an increase in revenue associated with expansion of the existing grocery store anchor that commenced during the fourth quarter of 2001. It is anticipated that upon completion, both occupancy and rental rates would increase.

Interest on short-term investments decreased approximately $0.04 million or 38.3% for the quarter ended March 31, 2003 due primarily to a lower average cash balance when compared to the corresponding period in 2002.

Administrative expense increased $0.1 million, or 20.2%, in the first three months of 2003 compared to the corresponding period in 2002. These increases were primarily due to the Partnership's acquisition of a retail center located in Ocean City, Maryland in late 2002. Also there were increases at the Jacksonville, Florida and Raleigh, North Carolina apartment complexes due to increased occupancy.

Interest expense increased $0.1 million, or 18.6%, in the first three months of 2003 compared to the corresponding period in 2002. This increase was primarily due to the Partnership's assumption a $7.4 million mortgage loan in conjunction with the acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002.

Minority interest expense increased $0.07 million, or 112.1%, in the first three months of 2003 compared to the corresponding period in 2002. This increase was primarily due to the Partnership's acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002.

The Partnership experienced a net unrealized loss of $4.2 million for the quarter ended March 31, 2003 compared to a net unrealized loss of $3.8 million during the corresponding period in 2002. The unrealized losses during the first quarter of 2003 were experienced in the office, industrial and equity partnership sectors. The office properties recorded an unrealized loss of $3.9 million primarily due to the buildings located in Lisle, Illinois, Oakbrook Terrace, Illinois, and Brentwood, Tennessee; decreases in occupancy coupled with softening market conditions have resulted in reductions in market rental rates and increased leasing costs. The industrial site in Aurora, Colorado experienced an unrealized loss of $0.7 million for the first three months of 2003 due to decreases in market rental rates. The equity partnership sector also experienced a net unrealized loss of $0.3 million primarily due to capital expenditures that were not reflected as an increase in market value. Offsetting these losses were unrealized gains of $0.7 million in the retail sector due to a major tenant at the Roswell, Georgia retail center renewing their lease.

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $0.7 million, or 52.2%, for the quarter ended March 31, 2003 when compared to the corresponding period in 2002. Decreases in occupancy at the one of the Brentwood, Tennessee properties and the Oakbrook Terrace, Illinois office property were the primary reason that net investment income decreased for the office sector.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $3.9 million during the first three months of 2003. The Lisle, Illinois property experienced a net unrealized loss of approximately $1.4 million primarily due to decreased occupancy, increased lease-up costs, and lower market rents. The Oakbrook Terrace, Illinois property experienced a net unrealized loss of approximately $1.3 million primarily due to softening market conditions and the lease expiration of a major tenant. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approximately $0.7 million primarily due to softening market conditions. The other Brentwood, Tennessee property experienced a net unrealized loss of approximately $0.3 million primarily due to softening market conditions and increased expenses. The office property located in Beaverton, Oregon experienced an unrealized loss of approximately $0.2 million due to the lease expiration of one of the tenants.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $1.5 million during the first three months of 2002. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approximately $1.1 million primarily due to the near-term expiration and expected move-out of the single tenant at the property in July 2002. The Oakbrook Terrace, Illinois and the other Brentwood, Tennessee office properties experienced net unrealized losses of approximately $0.4 million and $0.2 million, respectively, primarily due to a reduction in market rental rates at the Oakbrook Terrace, Illinois property and an increase in operating expenses at the Brentwood, Tennessee property. Offsetting these unrealized losses was an unrealized gain of approximately $0.2 million at the office property located in Beaverton, Oregon. This unrealized gain was attributable to a slight increase in average market rent.

Occupancy at one of the Brentwood, Tennessee office properties increased from 69% at March 31, 2002 to 78% at March 31, 2003. The other Brentwood, Tennessee office property occupancy decreased from 100% at March 31, 2002 to 0% at March 31, 2003. Occupancy at the Beaverton, Oregon office property decreased from 100% at March 31, 2002 to 81% at March 31, 2003. Occupancy at the Lisle, Illinois decreased from 100% at March 31, 2002 to 47% at March 31, 2003. Occupancy at the Oakbrook Terrace, Illinois decreased from 79% at March 31, 2002 to 31% at March 31, 2003. As of March 31, 2003 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $0.9 million for the quarter ended March 31, 2003, a decrease of $0.05 million, or 5.7%, when compared to the corresponding period in 2002.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.1 million for the quarter ended March 31, 2003 compared to a net unrealized loss of $0.8 million for the quarter ended March 31, 2002. The unrealized gain for 2003 was attributable to the apartment complex located in Jacksonville, Florida due to an increase in occupancy.

Of the unrealized loss experienced in the first quarter of 2002, $0.6 million was due to an increase in expenses at the Raleigh, North Carolina apartment complex. The apartment complex located in Atlanta, Georgia also experienced a net unrealized loss of approximately $0.4 million due to softening market conditions, which have resulted in lower short-term occupancy and income projections, and increased rent concessions. The apartment complex located in Jacksonville, Florida experienced an unrealized loss of $0.2 million due to softening market conditions, which have resulted in reduced occupancy levels and lower market rents. Offsetting these unrealized losses was the apartment portfolio located in Gresham/Salem, Oregon, which experienced a net unrealized gain of $0.4 million primarily due to an increase in market rents.

Occupancy at the Atlanta, Georgia complex increased from 73% at March 31, 2002 to 88% at March 31, 2003. Occupancy at the Raleigh, North Carolina complex increased from 83% at March 31, 2002 to 95% at March 31, 2003. Occupancy at the apartment complex in Jacksonville, Florida increased from 86% at March 31, 2002 to 94% at March 31, 2003. Occupancy at the Gresham and Salem, Oregon apartment complexes decreased from 93% at March 31, 2002 to 91% at March 31, 2003. As of March 31, 2003, all available vacant units were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties was approximately $1.0 million for the quarter ended March 31, 2003 and for the quarter ended March 31, 2002.

The retail properties experienced a net unrealized gain of $0.7 million for the quarter ended March 31, 2003 and a net unrealized loss of $1.5 million for the quarter ended March 31, 2002. The retail center located in Roswell, Georgia experienced a net unrealized gain of $0.5 million for the first three months of 2003 due to a major tenant signing a lease renewal. The retail center in Ocean City, Maryland also experienced a net unrealized gain of $0.2 million for the first three months of 2003 due to an increase in value resulting from capital expenditures.

The net unrealized loss of $1.5 million experienced by the retail properties for the three months ended March 31, 2002 was primarily due to the retail center located in Roswell, Georgia. This center experienced a net unrealized loss of $1.4 million for the first quarter of 2002 due to increased risk that a major tenant would not renew its lease, coupled with a deterioration in the market position of the property. The retail center located in Hampton, Virginia also experienced an unrealized loss of $0.1 million due to capital expenditures at the property that were not reflected as an increase in market value.

Occupancy at the shopping center located in Hampton, Virginia increased from 97% at March 31, 2002 to 100% at March 31, 2003. Occupancy at the shopping center located in Roswell, Georgia increased from 92% at March 31, 2002 to 93% at March 31, 2003. Occupancy at the retail center in Ocean City, Maryland was 100% at March 31, 2003. As of March 31, 2003, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $0.4 million for quarter ended March 31, 2002 to $0.2 million for the corresponding quarter ended March 31, 2003. The majority of this decrease was due to the sale of the industrial property located in Bolingbrook, Illinois during the third quarter of 2002 and the January 28, 2003 sale of the industrial property located in Salt Lake City, Utah.

The Aurora, Colorado industrial property owned by the Partnership experienced a net unrealized loss of approximately $0.7 million for the quarter ended March 31, 2003 compared to a net unrealized gain of approximately $0.4 million for the quarter ended March 31, 2002. The value loss is due to softening market conditions.

The three industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.4 million for the three months ended March 31, 2002. The majority of the unrealized gain in 2002 was attributable to the Aurora, Colorado industrial property. This gain of approximately $0.5 million was due to an increase in market rents. The Salt Lake City, Utah facility experienced a net unrealized loss of $0.1 million due to capital expenditures at the property that were not reflected as an increase in market value.

On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

The Aurora, Colorado property's occupancy rate increased from 75% at March 31, 2002 to 84% at March 31, 2003. As of March 31, 2003, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the quarter ended March 31, 2003, income from the investment located in Kansas City, Kansas and Missouri amounted to $0.2 million, an increase of 111.4% from $0.1 million at March 31, 2002. The increase in the quarter-to-date equity in income of real estate partnership is due to an increase in revenue associated with expansion of the existing grocery store anchor that commenced during the fourth quarter of 2001. It is anticipated that upon completion, both occupancy and rental rates will increase.

The equity investment experienced a net unrealized loss of $0.3 million and a net unrealized loss of $0.4 million for the quarters ended March 31, 2003 and 2002, respectively. The unrealized loss of $0.3 million for the quarter ended March 31, 2003 and the unrealized loss of $0.4 million for the quarter ended March 31, 2002 was primarily due to renovations from the expansion of the existing grocery store anchor that were not reflected as an increase in market value.

The retail portfolio located in Kansas City, Kansas and Missouri had an average occupancy of 88% at March 31, 2002, which increased to 90% at March 31, 2003. As of March 31, 2003, all vacant spaces were being marketed.

OTHER

Other net investment income increased $0.2 million during the quarter ended March 31, 2003 compared to the corresponding period in 2002. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of March 31, 2003 and December 31, 2002.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 33.08% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at March 31, 2003:

                                             ESTIMATED MARKET
                                                   VALUE           AVERAGE
                               MATURITY       (IN $ MILLIONS)   INTEREST RATE
                              ----------     ----------------   -------------
Cash equivalents..........    0-3 months           $25.0            1.24%

The table below discloses the Partnership's fixed and variable rate debt as of March 31, 2003. Approximately $25.7 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of March 31, 2003 was 3.235%.

MARCH 31, 2003
DEBT (IN $ THOUSANDS),             4/1/2003-                                                                 ESTIMATED
INCLUDING CURRENT PORTION         12/31/2003   2004      2005       2006      2007   THEREAFTER     TOTAL   FAIR VALUE
-------------------------         ----------   ----      ----       ----      ----   ----------     -----   ----------
Average Fixed Interest Rate......    7.43%     7.46%      7.47%       7.16%   7.18%       6.75%       7.79%
Fixed Rate.......................    $506      $719     $  774     $ 8,479    $588     $14,624     $25,690    $26,580
Variable Rate....................     178       242        250       9,121      --          --       9,791      9,548
                                  ------------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $684      $961     $1,024     $17,600    $588     $14,624     $35,481    $36,128
                                  ------------------------------------------------------------------------------------

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

                                     PART II


ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      2.    Not applicable.

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

      4.4 Single Premium Variable Annuity Contract, filed as Exhibit 4(i) to Form N-4, Registration Statement No. 2-99916, filed August 13, 1985, and incorporated herein by reference.

      4.5 Flexible Premium Variable Life Insurance Contract, filed as Exhibit 1.A.(5) to Form S-6, Registration Statement No. 2-99537, filed August 8, 1985, and incorporated herein by reference.

      9.    None.

      10.1 Investment Management Agreement between Prudential Investment Management, Inc. and The Prudential Variable Contract Real Property Partnership, filed as Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.

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

      24.   Not applicable.

      27.   Not applicable.

      99.1 Certification of President required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Accounting Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)    REPORT ON FORM 8-K

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  IN RESPECT OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        ----------------------------------------------------------------
                                  (REGISTRANT)



Date:     May 15, 2003                          By:  /s/ Andrew J. Mako
         --------------                             ---------------------------
                                                       Andrew J. Mako
                                                       President


Date:     May 15, 2003                          By:  /s/ William J. Eckert, IV
         --------------                             ---------------------------
                                                       William J. Eckert, IV
                                                       Chief Accounting Officer

                                 CERTIFICATIONS


I, Andrew J. Mako, certify that:

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


Date: May 15, 2003


 /s/ Andrew J. Mako
-----------------------------
Andrew J. Mako
President

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


Date: May 15, 2003


 /s/ William J. Eckert, IV
-----------------------------
William J. Eckert, IV
Chief Accounting Officer