Form 10-Q
period 2004-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2004-08-13
CIK 829114

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20018

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  IN RESPECT OF

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW JERSEY                           22-2426091
-------------------------------------------   ----------------------------------
         (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)


              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
          ----------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (800) 778-2255
          ----------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES |x| NO | |


--------------------------------------------------------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT) YES |x| NO | |


--------------------------------------------------------------------------------

================================================================================

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)


                                      INDEX
                                     ------


                                                                                                                 PAGE
                                                                                                                 ----

Cover Page...................................................................................................      1

Index........................................................................................................      2

Forward-Looking Statement Disclosure.........................................................................      3

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
A.    PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets--June 30, 2004 and December 31, 2003........................................     4

         Statements of Operations--Six and Three Months Ended June 30, 2004 and 2003..........................     4

         Statements of Changes in Net Assets--
         Six and Three Months Ended June 30, 2004 and 2003...................................................      4

         Notes to the Financial Statements of the Account....................................................      5
B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
         June 30, 2004 and December 31, 2003.................................................................      8

         Consolidated Statements of Operations--
         Six and Three Months Ended June 30, 2004 and 2003...................................................      9

         Consolidated Statements of Changes in Net Assets--
         Six and Three Months Ended June 30, 2004 and 2003...................................................     10

         Consolidated Statements of Cash Flows--
         Six and Three Months Ended June 30, 2004 and 2003...................................................     11

         Consolidated Schedules of Investments--June 30, 2004 and December 31, 2003...........................    12

         Notes to the Financial Statements of the Partnership................................................     14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................     16

Item 3. Quantitative and Qualitative Disclosures About Market Risks..........................................     23

Item 4. Controls and Procedures..............................................................................     23

PART II--OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders..................................................     24

Item 6. Exhibits and Reports on Form 8-K.....................................................................     24

Signature Page...............................................................................................     26

FORWARD-LOOKING STATEMENT DISCLOSURE


Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects", "believes", "anticipates", "includes", "plans", "assumes", "estimates", "projects", "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company") or the Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; economic conditions in local markets in which the properties in the Real Property Account are located; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2004 and December 31, 2003           JUNE 30, 2004
                                               (UNAUDITED)    DECEMBER 31, 2003
                                       --------------------- -------------------
ASSETS
Investment in The Prudential Variable
   Contract Real Property Partnership          $8,131,847         $7,846,237
                                         ----------------   ----------------
Net Assets                                     $8,131,847         $7,846,237
                                         ================   ================
NET ASSETS, representing:
Equity of contract owners                      $6,003,101         $5,852,959
Equity of Pruco Life Insurance Company of
  New Jersey                                    2,128,746          1,993,278
                                         ----------------   ----------------
                                               $8,131,847         $7,846,237
                                         ================   ================
Units outstanding                               3,530,146          3,519,859
                                         ================   ================
Portfolio shares held                             318,217            318,217
Portfolio net asset value per share            $    25.55         $    24.66


STATEMENTS OF OPERATIONS
For the six and three months ended
June 30, 2004 and 2003                   1/1/2004-6/30/2004  1/1/2003-6/30/2003 4/1/2004-6/30/2004 4/1/2003-6/30/2003
                                               (UNAUDITED)       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                        ------------------- ------------------- ------------------ -------------------
INVESTMENT INCOME
Net investment income from Partnership
  operations                                    $ 158,358          $ 231,326          $ 75,333          $ 117,190
                                         ----------------   ----------------  ----------------   ----------------
EXPENSES
Charges to contract owners for assuming
  mortality risk and expense risk and
  for administration                               16,760             16,471             8,474              8,248
                                         ----------------   ----------------  ----------------   ----------------
NET INVESTMENT INCOME                             141,598            214,855            66,859            108,942
                                         ----------------   ----------------  ----------------   ----------------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on
  investments in Partnership                      127,252           (233,124)          151,489            (29,348)
Net realized gain (loss) on sale
  of investments in Partnership                         0             22,386                 0                  0
                                         ----------------   ----------------  ----------------   ----------------
NET GAIN (LOSS) ON INVESTMENTS                    127,252           (210,738)          151,489            (29,348)
                                         ----------------   ----------------  ----------------   ----------------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  OPERATIONS                                    $ 268,850          $   4,117         $ 218,348           $ 79,594
                                         ================   ================  ================   ================

STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended
  June 30, 2004 and 2003                 1/1/2004-6/30/2004  1/1/2003-6/30/2003 4/1/2004-6/30/2004 4/1/2003-6/30/2003
                                               (UNAUDITED)       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                        ------------------- ------------------- ------------------ -------------------
OPERATIONS
Net investment income                          $  141,598         $  214,855        $   66,859         $  108,942
Net change in unrealized gain (loss) on
  investments in Partnership                      127,252           (233,124)          151,489            (29,348)
Net realized gain (loss) on sale
  of investments in Partnership                         0             22,386                 0                  0
                                         ----------------   ----------------  ----------------   ----------------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  OPERATIONS                                      268,850              4,117           218,348             79,594
                                         ----------------   ----------------  ----------------   ----------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners                (45,682)           (24,477)          (51,131)           (34,322)
Net contributions (withdrawals) by
  Pruco Life Insurance Company
  of New Jersey                                    62,442             40,948            59,606             42,570
                                         ----------------   ----------------  ----------------   ----------------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  CAPITAL TRANSACTIONS                             16,760             16,471             8,475              8,248
                                         ----------------   ----------------  ----------------   ----------------
TOTAL INCREASE (DECREASE) IN
  NET ASSETS                                      285,610             20,588           226,823             87,842
NET ASSETS
Beginning of period                             7,846,237          8,854,905         7,905,024          8,787,651
                                         ----------------   ----------------  ----------------   ----------------
End of period                                  $8,131,847         $8,875,493        $8,131,847         $8,875,493
                                         ================   ================  ================   ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1: GENERAL


Pruco Life of New Jersey Variable Contract Real Property Account ("Real Property Account") was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a wholly-owned subsidiary of Prudential Financial, Inc. ("PFI") as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933. The assets of the Real Property Account are segregated from Pruco Life of New Jersey's other assets. The Real Property account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

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

The interim financial data as of June 30, 2004 and for the six and three months ended June 30, 2004 and 2003 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST


The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 2004 and December 31, 2003 the Real Property Account's interest in the Partnership was 4.3% or 318,217 shares.

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

D. DEFERRED SALES CHARGE


Subsequent to a contract owner redemption, a deferred sales charge is imposed upon surrenders of certain variable life insurance contracts to compensate Pruco Life of New Jersey for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued, but will not exceed 45% for VAL and 9% for SPVL. No sales charge will be imposed after the sixth and tenth year of the contract for SPVL and VAL, respectively. No sales charge will be imposed on death benefits. A deferred sales charge is assessed through the redemption of units.

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

NOTE 5: NET WITHDRAWALS BY CONTRACT OWNERS


Contract owner activity for the real estate investment option in Pruco Life of New Jersey's variable insurance and variable annuity products for the six and three months ended June 30, 2004 and 2003, were as follows:


                                          SIX MONTHS ENDED                                THREE MONTHS ENDED
                                              JUNE 30,                                         JUNE 30,
                                    2004                      2003                   2004                    2003
                                ------------             --------------          ------------            ------------
                                             (UNAUDITED)                                      (UNAUDITED)
VAL                                $23,177                    $23,034               $33,942                 $25,972
VLI                                 16,333                     (6,784)               17,197                     542
SPVA                                     0                      7,828                     0                   7,828
SPVL                                 6,172                        399                    (8)                    (20)
                              ------------               ------------          ------------            ------------
TOTAL                              $45,682                    $24,477               $51,131                 $34,322
                              ============               ============          ============            ============

NOTE 6: PARTNERSHIP DISTRIBUTIONS


As of June 30, 2004, no distributions had been made for the current year from the Partnership. For the year ended December 31, 2003, the Partnership made distributions of $6.9 million. The Pruco Life of New Jersey Real Property Account's share of this distribution was $1.2 million.

NOTE 7: UNIT INFORMATION


Outstanding units and unit values at June 30, 2004 and December 31, 2003 were as follows:

                                  JUNE 30, 2004
                                   (UNAUDITED)           DECEMBER 31, 2003
                                  ------------             ------------
UNITS OUTSTANDING:                  3,530,146                3,519,859
UNIT VALUE:                    2.05172 to 2.40308       1.99197 to 2.32279

NOTE 8: FINANCIAL HIGHLIGHTS


The range of total return for the six months ended June 30, 2004 and 2003 was as follows:

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                    2004                     2003
                                ------------             ------------
                                              (Unaudited)

TOTAL RETURN                   3.00% to 3.46%           -0.39% to 0.06%

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                                  JUNE 30, 2004
                                                                                   (UNAUDITED)       DECEMBER 31, 2003
                                                                          ------------------------ ---------------------
ASSETS
REAL ESTATE INVESTMENTS -- At estimated market value:
   Real estate and improvements
      (cost: 6/30/2004-- $229,245,445; 12/31/2003-- $223,943,870)                 $208,152,286         $201,144,866
   Real estate partnership (cost: 6/30/2004-- $10,916,792;
      12/31/2003-- $10,609,273)                                                     10,856,076            8,721,319
   Mortgage and other loans receivable (cost: 6/30/2004-- $948,751;
      12/31/2003-- $0)                                                                 948,751                   --
   Other real estate investments (cost: 6/30/2004-- $4,392,901;
      12/31/2003-- $500,000)                                                         4,392,901              500,000
                                                                           -------------------  -------------------
        Total real estate investments                                              224,350,014          210,366,185
   CASH AND CASH EQUIVALENTS                                                        12,663,952           18,901,814
   OTHER ASSETS, NET                                                                 6,136,549            6,359,853
                                                                           -------------------  -------------------
        Total assets                                                              $243,150,515         $235,627,852
                                                                           ===================  ===================

LIABILITIES
MORTGAGE LOANS PAYABLE                                                              43,581,522           43,934,494
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                3,868,882            2,998,752
DUE TO AFFILIATES                                                                      771,639            1,017,932
OTHER LIABILITIES                                                                      940,399              947,110
MINORITY INTEREST                                                                    5,733,026            5,086,503
                                                                           -------------------  -------------------
        Total liabilities                                                           54,895,468           53,984,791
                                                                           -------------------  -------------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY                                                                   188,255,047          181,643,061
                                                                           -------------------  -------------------
        Total liabilities and partners' equity                                    $243,150,515         $235,627,852
                                                                           ===================  ===================
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                        7,366,835            7,366,835
                                                                           ===================  ===================
SHARE VALUE AT END OF PERIOD                                                            $25.55               $24.66
                                                                           ===================  ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                  ----------------------------------    --------------------------------
                                                         2004              2003              2004             2003
                                                  ----------------  ----------------    --------------   ---------------
INVESTMENT INCOME:
  Revenue from real estate and improvements.          $13,304,134      $12,132,657        $6,819,620        $5,908,155
  Equity in income of real estate partnership             266,681          304,963           100,794           144,227
  Interest and equity income on mortgage loans
    receivable and other loans receivable...               28,220               --            20,094                --
  Income from other real estate investments.              142,901               --           111,257                --
  Interest on short-term investments........               63,579          127,222            20,401            61,808
  Other income..............................               51,000               --                --                --
                                                  ----------------  ----------------    --------------   ---------------
      Total investment income...............           13,856,515       12,564,842         7,072,166         6,114,190
                                                  ----------------  ----------------    --------------   ---------------
INVESTMENT EXPENSES:
  Operating.................................            3,525,123        2,318,871         1,863,869         1,004,299
  Investment management fee.................            1,283,932        1,186,192           648,231           608,606
  Real estate taxes.........................            1,461,055        1,332,764           739,021           664,973
  Administrative............................            2,583,490        1,618,904         1,366,826           813,759
  Interest expense..........................            1,243,290        1,159,839           648,215           578,571
  Minority interest.........................               93,576          132,200            62,019             4,151
                                                  ----------------  ----------------    --------------   ---------------
      Total investment expenses.............           10,190,466        7,748,770         5,328,181         3,674,359
                                                  ----------------  ----------------    --------------   ---------------
NET INVESTMENT INCOME.......................            3,666,049        4,816,072         1,743,985         2,439,831
                                                  ----------------  ----------------    --------------   ---------------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold                 --        5,689,488                --                --
  Less: Cost of real estate investments sold                   --        6,620,263                --                --
        Realization of prior periods'
        unrealized gain (loss) on real estate
        investments sold                                       --       (1,396,836)               --                --
                                                  ----------------  ----------------    --------------   ---------------
  Net gain (loss) realized on real estate
    investments sold........................                   --          466,061                --                --
                                                  ----------------  ----------------    --------------   ---------------
  Change in unrealized gain (loss) on real
    estate investments......................            3,533,083       (5,883,852)        3,721,120        (1,617,269)
  Less: Minority interest in unrealized
    gain (loss) on real estate investments..              587,146       (1,030,362)          214,083        (1,006,255)
                                                  ----------------  ----------------    --------------   ---------------
Net unrealized gain (loss) on real
  estate investments........................            2,945,937       (4,853,490)        3,507,037          (611,014)
                                                  ----------------  ----------------    --------------   ---------------
NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS................            2,945,937       (4,387,429)        3,507,037          (611,014)
                                                  ----------------  ----------------    --------------   ---------------
INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS.................          $ 6,611,986      $   428,643        $5,251,022        $1,828,817
                                                  ================  ================    ==============   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      2004                 2003
                                                                                --------------        -------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
   Net investment income..................................................        $  3,666,049         $  4,816,072
   Net gain (loss) realized on real estate investments sold...............                  --              466,061
   Net unrealized gain (loss) from real estate investments................           2,945,937           (4,853,490)
                                                                                --------------        -------------
      Increase (decrease) in net assets resulting from operations.........           6,611,986              428,643
                                                                                --------------        -------------
INCREASE (DECREASE) IN NET ASSETS.........................................           6,611,986              428,643
NET ASSETS--Beginning of period............................................        181,643,061          184,353,506
                                                                                --------------        -------------
NET ASSETS--End of period..................................................       $188,255,047         $184,782,149
                                                                                ==============        =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS           SIX MONTHS
                                                                                      ENDED                ENDED
                                                                                  JUNE 30, 2004        JUNE 30, 2003
                                                                                ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations                 $ 6,611,986          $   428,643
   Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
        Net realized and unrealized (gain) loss on investments                      (2,945,937)           4,387,429
        Distributions in excess of (less than) equity in income of real
          estate partnership operations                                                (62,493)             644,015
        Minority interest from operating activities                                     93,576              132,200
        (Increase) decrease in accrued interest included in mortgage
          and other loans receivable                                                   (28,220)                  --
        (Increase) decrease in accrued interest included in other real
          estate investments                                                          (142,901)                  --
        Bad debt expense                                                               217,271               60,216
        (Increase) decrease in:
          Other assets                                                                   6,033               89,160
        Increase (decrease) in:
          Accounts payable and accrued expenses                                        870,130             (242,810)
          Due to affiliates                                                           (246,293)              32,511
          Other liabilities                                                             (6,711)              25,133
                                                                                   -----------          -----------
   Net cash flows from (used in) operating activities                                4,366,441            5,556,497
                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold                                           --            5,689,488
   Additions to real estate and improvements                                        (5,301,575)          (2,705,215)
   Contribution to real estate partnership                                            (245,026)            (871,630)
   Origination of mortgage and other loans receivable                                 (920,531)                  --
   Origination of other real estate investments                                     (3,750,000)                  --
                                                                                   -----------          -----------
   Net cash flows from (used in) investing activities                              (10,217,132)           2,112,643
                                                                                   -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable                                        (352,972)            (435,475)
   Proceeds from mortgage loan payable                                                      --            8,750,000
   Distributions to minority interest partners                                         (34,199)          (2,227,226)
   Contributions from minority interest partners                                            --                  466
                                                                                   -----------          -----------
   Net cash flows from (used in) financing activities                                 (387,171)           6,087,765
                                                                                   -----------          -----------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (6,237,862)          13,756,905

   CASH AND CASH EQUIVALENTS--Beginning of period                                   18,901,814           18,591,149
                                                                                   -----------          -----------

   CASH AND CASH EQUIVALENTS--End of period                                        $12,663,952          $32,348,054
                                                                                   -----------          -----------

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                        $ 1,254,833          $ 1,077,240
                                                                                   ===========          ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS


                                                    TOTAL
                                                   RENTABLE
                                                  SQUARE FEET        JUNE 30, 2004
                                                     UNLESS            (UNAUDITED)              DECEMBER 31, 2003
                                                   OTHERWISE    -------------------------   --------------------------
                                                   INDICATED                 ESTIMATED                     ESTIMATED
PROPERTY NAME          OWNERSHIP    CITY, STATE    (UNAUDITED)    COST      MARKET VALUE       COST       MARKET VALUE
-------------         -----------  -------------   -----------  --------    ------------    -----------    -----------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville           WO         Lisle, IL       103,193  $ 23,025,884  $ 10,008,032   $ 23,023,835   $ 12,110,725
Oakbrook Terrace          WO       Oakbrook, IL      123,734    14,743,140     9,710,789     14,619,120     10,097,932
Summit @ Cornell Oaks     WO      Beaverton , OR     72,109     11,890,209    10,000,005     11,890,209     10,000,005
Westpark                  WO       Brentwood, TN     97,199     10,544,662     9,620,935     10,423,727      9,239,260
Financial Plaza           WO       Brentwood, TN     95,768     12,184,402    10,207,829      9,837,482      6,700,041

----------------------------------------------------------------------------------------------------------------------
                          Offices % as of 6/30/04      26%      72,388,297    49,547,590     69,794,373     48,147,963
APARTMENTS
Brookwood Apartments      WO        Atlanta, GA     240 Units   16,070,299    17,564,046     15,781,263     17,000,000
Dunhill Trace Apartments  WO        Raleigh, NC     250 Units   16,067,692    18,330,350     16,010,326     17,665,000
Riverbend Apartments      CJV    Jacksonville, FL   458 Units   19,996,542    22,400,000     19,946,920     22,400,000
SIMA Apartments           CJV    Gresham/Salem, OR  493 Units   19,299,442    18,175,000     19,281,738     17,975,000

----------------------------------------------------------------------------------------------------------------------
                       Apartments % as of 6/30/04      40%      71,433,975    76,469,396     71,020,247     75,040,000
RETAIL
King's Market             WO       Rosewell, GA      314,358    33,143,064    23,506,113     33,102,401     23,539,665
Hampton Towne Center      WO        Hampton, VA      174,540    18,031,494    20,605,576     18,013,068     20,000,000
White Marlin Mall         CJV     Ocean City, MD     186,016    15,181,229    19,500,000     13,198,649     15,900,000
Kansas City Portfolio     EJV   Kansas City, KS;MO   487,660    10,916,792    10,856,076     10,609,273      8,721,319

----------------------------------------------------------------------------------------------------------------------
                           Retail % as of 6/30/04      40%      77,272,579    74,467,765     74,923,391     68,160,984
INDUSTRIAL
Smith Road                WO        Aurora, CO       277,930    10,908,064    10,623,611     10,806,403     10,508,509

----------------------------------------------------------------------------------------------------------------------
                       Industrial % as of 6/30/04      6%       10,908,064    10,623,611     10,806,403     10,508,509
HOTEL
Portland Crown Plaza      CJV     Lake Oswego, OR   161 Rooms    8,159,322     7,900,000      8,008,729      8,008,729

----------------------------------------------------------------------------------------------------------------------
                            Hotel % as of 6/30/04      4%        8,159,322     7,900,000      8,008,729      8,008,729
MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West          MD      Westminster, MD                  948,751       948,751             --             --

----------------------------------------------------------------------------------------------------------------------
Mortgage and Other Loans Receivable % as of 6/30/04    1%          948,751       948,751             --             --
OTHER REAL ESTATE INVESTMENTS
Westminster East          NR      Westminster, MD                4,392,901     4,392,901        500,000        500,000

----------------------------------------------------------------------------------------------------------------------
    Other Real Estate Investments % as of 6/30/04      2%        4,392,901     4,392,901        500,000        500,000

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
NET ASSETS AS OF 6/30/04                              119%    $245,503,889  $224,350,014   $235,053,143   $210,366,185
                                                      ====    ============  ============   ============   ============

WO -- Wholly Owned Investment
CJV -- Consolidated Joint Venture
EJV -- Joint Venture Investment accounted for under the equity method NR -- Note Receivable MD -- Mezzanine Debt

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                                            JUNE 30, 2004
                                                                              (UNAUDITED)         DECEMBER 31, 2003
                                                                         ---------------------- ----------------------
                                                                FACE                 ESTIMATED              ESTIMATED
                                                               AMOUNT      COST    MARKET VALUE    COST   MARKET VALUE
                                                              -------   ---------- ------------ --------- ------------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS........                                6.7%                   10.4%
Federal Home Loan Bank, 1.22%, July 1, 2004...............  $ 4,902,000$ 4,901,837 $ 4,901,837 $        -- $        --
Federal Home Loan Mortgage Corp., 1.20%, July 15, 2004....    2,354,000  2,368,665   2,368,665          --          --
Federal Home Loan Mortgage Corp., 1.14%, July 15, 2004....    3,710,000  3,720,166   3,720,166          --          --
Federal National Mortgage Assoc., 1.06%, February 4, 2004.    5,974,000         --          --   5,967,907   5,967,907
Federal Home Loan Mortgage Corp., 0.88%, January 2, 2004..   12,331,000         --          --  12,330,520  12,330,520
                                                                        ---------- ----------- ----------- -----------
TOTAL CASH EQUIVALENTS....................................              10,990,668  10,990,668  18,298,427  18,298,427
CASH  ....................................................               1,673,284   1,673,284     603,387     603,387
                                                                        ---------- ----------- ----------- -----------
TOTAL CASH AND CASH EQUIVALENTS...........................             $12,663,952 $12,663,952 $18,901,814 $18,901,814
                                                                       =========== =========== =========== ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2003 Annual Report on Form 10K.

Real estate investments are reported at their estimated fair market values.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" ("the Audit Guide"). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Prudential Variable Contract Real Property Partnership ("Partnership") is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

NOTE 2: COMMITMENTS AND CONTINGENCIES


The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the Partnership.

NOTE 3: RELATED PARTY TRANSACTIONS


Pursuant to an investment management agreement, Prudential Investment Management ("PIM") charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2004 and 2003 investment management fees incurred by the Partnership were $1,283,932 and $1,186,192 respectively. For the three months ended June 30, 2004 and 2003 investment management fees incurred by the Partnership were $648,231 and $608,606 respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2004 and 2003 were $73,815 and $58,315 respectively, and are classified as administrative expense in the Consolidated Statements of Operations. Administrative services incurred by the Partnership for the three months ended June 30, 2004 and 2003 were $44,657 and $29,157 respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------------------------------
                                                               2004        2003       2002        2001        2000
                                                           ---------   ---------  ---------   ---------   ---------
PER SHARE(UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period                         $24.66      $24.11     $23.82      $22.74      $20.86
                                                           ---------   ---------  ---------   ---------   ---------
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee                       0.67        0.79       0.83        0.82        0.80
Management fee                                                (0.17)      (0.16)     (0.15)      (0.15)      (0.14)
Net realized and unrealized gain (loss) on investments         0.39       (0.57)     (0.87)       0.36       (0.04)
                                                           ---------   ---------  ---------   ---------   ---------
   Net Increase in Net Assets Resulting from Operations        0.89        0.06      (0.19)       1.03        0.62
                                                           ---------   ---------  ---------   ---------   ---------
NET ASSET VALUE, END OF PERIOD                               $25.55      $24.17     $23.63      $23.77      $21.48
                                                           =========   =========  =========   =========   =========

TOTAL RETURN, BEFORE MANAGEMENT FEE (a):                       4.37%       0.88%     (0.17)%      5.20%       3.66%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions)                        $188        $185       $197        $216        $209
   Ratios to average net assets (b):
      Management Fee                                           0.70%       0.65%      0.63%       0.65%       0.64%
      Investment Income, before Management Fee                 2.71%       3.27%      3.55%       3.63%       3.84%


(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

      Net Investment Income + Net Realized and Unrealized Gains/(Losses)
   ----------------------------------------------------------------------------
     Beg. Net Asset Value + Time Weighted Contributions -- Time Weighted Distributions

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

(A) LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 2004, the Partnership's liquid assets consisting of cash and cash equivalents were $12.7 million, a decrease of $6.2 million from $18.9 million at December 31, 2003. The change in the Partnership's cash position was primarily due to the following three items: additional fundings of $3.75 million to the note receivable associated with a retail center located in Westminster, Maryland; $2.6 million primarily associated with leasing related costs at one of the office buildings located in Brentwood, Tennessee, and $1.4 million associated with the development of the retail center located in Ocean City, Maryland. Offsetting these outflows was net cash flow from property operations.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At June 30, 2004, 5.2% of the Partnership's total assets consisted of cash and short-term obligations.

During the first six months of 2004, the Partnership spent approximately $5.3 million on capital improvements to wholly owned and consolidated joint venture properties. Approximately $2.3 million was associated with leasing related costs and tenant improvements at one of the office buildings located in Brentwood, Tennessee. Of the remaining $3.0 million balance, $2.0 million was associated with the development of the retail center located in Ocean City, Maryland. The Partnership also increased its investment in real estate partnerships by approximately $0.3 million in connection with the redevelopment and expansion of the retail centers located in Kansas City, Missouri.

On March 24, 2004, the Partnership provided short-term financing for the acquisition of a retail center located in Westminster, Maryland in the amount of $3.75 million. The loan will be repaid to the Partnership together with interest at 10.5% upon obtaining third party construction financing.

(B) RESULTS OF OPERATIONS


The  following  is  a  brief  year-to-date  and  quarterly   comparison  of  the
Partnership's results of operations for the periods ended June 30, 2004 and 2003.

JUNE 30, 2004 VS. JUNE 30, 2003


The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                            SIX MONTHS ENDED                     QUARTER ENDED
                                                                JUNE 30,                           JUNE 30,
                                                      ----------------------------         ---------------------------
                                                         2004              2003              2004             2003
                                                      -----------      -----------         ---------        ----------
NET INVESTMENT INCOME:
Office properties...........................          $   981,699      $ 1,085,786        $  478,904        $  439,086
Apartment complexes.........................            1,352,780        2,061,907           611,230         1,187,222
Retail properties...........................            2,290,760        2,370,864         1,132,508         1,228,141
Industrial properties.......................              320,701          424,218           172,915           198,367
Hotel property..............................              175,683               --           115,952                --
Other (including interest income,
   investment mgt fee, etc.)................           (1,455,574)      (1,126,703)         (767,524)         (612,985)
                                                      -----------      -----------         ---------        ----------
TOTAL NET INVESTMENT INCOME.................          $ 3,666,049      $ 4,816,072        $1,743,985        $2,439,831
                                                      ===========      ===========        ==========        ==========
NET UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS:
Office properties...........................          $(1,194,297)     $(4,606,028)        $ 885,313        $ (660,192)
Apartment complexes.........................            1,000,460         (595,127)        1,085,535          (661,411)
Retail properties...........................            3,242,461        1,055,629         1,679,353           710,589
Industrial properties.......................               13,441         (707,964)           21,947                --
Hotel property..............................             (116,128)              --          (165,111)               --
                                                      -----------      -----------         ---------        ----------
TOTAL NET UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS..................            2,945,937       (4,853,490)        3,507,037          (611,014)
                                                      -----------      -----------         ---------        ----------
NET REALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS:
Industrial properties.......................                   --          466,061                --                --
                                                      -----------      -----------         ---------        ----------
TOTAL NET REALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS..................                   --          466,061                --                --
                                                      -----------      -----------         ---------        ----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS..................          $ 2,945,937      $(4,387,429)       $3,507,037        $ (611,014)
                                                      ===========      ===========        ==========        ==========

                         NET INVESTMENT INCOME OVERVIEW


The Partnership's net investment income for the six months ended June 30, 2004 was $3.7 million, a decrease of $1.1 million from $4.8 million when compared to the corresponding period in 2003. The Partnership's net investment income for the quarter ended June 30, 2004 was $1.7 million, a decrease of $0.7 million from $2.4 million when compared to the corresponding period in 2003. The decrease is primarily due to soft market conditions and increased rental concessions within the apartment portfolio.

Revenue from real estate and improvements increased $0.9 million in the second quarter of 2004 when compared to the same period in 2003. Administrative expenses increased $1.0 million in the first six months of 2004 when compared to the same period in 2003. Administrative expenses also increased $0.6 million in the second quarter of 2004 when compared to the same period in 2003. Operating expenses increased $1.2 million in the first six months of 2004 when compared to the same period in 2003. Operating expenses also increased $0.9 million in the second quarter of 2004 when compared to the same period in 2003. These increases were all primarily due to the Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon in late 2003.

                               VALUATION OVERVIEW


The Partnership experienced a net unrealized gain of $2.9 million for the six months ended June 30, 2004 compared to a net unrealized loss of $4.9 million during the corresponding period in 2003. The Partnership experienced a net unrealized gain of $3.5 million for the three months ended June 30, 2004 compared to a net unrealized loss of $0.6 million during the corresponding period in 2003. The unrealized gain during the first six months of 2004 was primarily attributable to the retail and apartment sectors. The retail sector recorded an unrealized gain totaling $3.2 million, primarily due to strengthening market fundamentals, renovation and re-leasing efforts at the retail centers located in Kansas City, Kansas and Missouri and pre-leased expansion at the center located in Ocean City, Maryland. The apartment portfolio also recorded an unrealized gain of $1.0 million, primarily due to increases in rental rates at the apartment complex located in Raleigh, North Carolina. Offsetting these gains was the loss in value in the office sector of $1.2 million primarily due to decreases in occupancy coupled with soft market conditions that have resulted in reductions in market rental rates and increased leasing costs. The unrealized gain during the second quarter of 2004 was primarily experienced in the retail, apartment, and office sectors. The increases for the retail and apartment sectors are due to the same reasons as noted above. The office sector experienced value gains mainly due to capital improvements and 100% lease up at the office complex located in Brentwood, Tennessee.

OFFICE PORTFOLIO

                                   NET           NET
                               INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        06/30/04      06/30/03       06/30/04       06/30/03      06/30/04       06/30/03
--------                        --------      --------       --------       --------      --------       --------
YEAR TO DATE
Lisle, IL..................     $ 184,040    $  509,643    $(2,104,741)   $(1,355,000)       44%            44%
Brentwood, TN..............       399,601       306,981        260,740       (751,796)       83%            78%
Oakbrook Terrace, IL.......       122,627       (22,763)      (511,164)    (1,378,642)       41%            31%
Beaverton, OR..............       453,390       494,610             --       (400,000)       75%            81%
Brentwood, TN..............      (177,959)     (202,685)     1,160,868       (720,590)      100%             0%
                                ---------    ----------    -----------    -----------
                                $ 981,699    $1,085,786    $(1,194,297)   $(4,606,028)
                                ---------    ----------    -----------    -----------
QUARTER TO DATE
Lisle, IL..................     $  90,839    $  122,560    $        --    $        --
Brentwood, TN..............       199,316       185,984        300,000       (399,964)
Oakbrook Terrace, IL.......        58,992       (14,516)      (141,279)       (48,933)
Beaverton, OR..............       217,086       246,541             --       (200,000)
Brentwood, TN..............       (87,329)     (101,483)       726,592        (11,295)
                                ---------    ----------    -----------    -----------
                                $ 478,904    $  439,086    $   885,313    $  (660,192)
                                ---------    ----------    -----------    -----------

                              NET INVESTMENT INCOME


Net investment income from property operations for the office sector decreased approximately $0.1 million, or 9.6%, for the six months ended June 30, 2004 when compared to the corresponding period in 2003. The decrease for the first six months of 2004 was primarily due to increased vacancy resulting from weak market fundamentals.

                              UNREALIZED GAIN/LOSS


The five office properties owned by the Partnership experienced a net unrealized loss of approximately $1.2 million during the first six months of 2004. The losses were experienced at the office complexes located in Lisle and Oakbrook, Illinois primarily due to lower market rents and increased lease up costs. Partially offsetting these losses were the gains experienced at both of the office complexes in Brentwood, Tennessee primarily due to capital improvements and increased occupancy.

The five office properties had experienced a net unrealized loss of approximately $4.6 million during the first six months of 2003. The Oakbrook Terrace, Illinois and Lisle, Illinois properties both experienced a net unrealized loss of approximately $1.4 million primarily due to decreased occupancy, lower market rents, and increased lease up costs. Both Brentwood, Tennessee properties experienced a net unrealized loss of approximately

$0.7 million each primarily due to softening market conditions and increased expenses. The office property located in Beaverton, Oregon experienced an unrealized loss of approximately $0.4 million due to the lease expiration of one of the tenants and a slight decrease in average market rent.

The five office properties experienced a net unrealized gain of approximately $0.9 million during the second quarter of 2004. The gain is primarily due to capital improvements and leasing at the office complexes in Brentwood, Tennessee.

The  five  office   properties  had   experienced  a  net  unrealized   loss  of
approximately $0.7 million during the second quarter of 2003. The loss was due to softening market conditions and a slight decrease in average market rent.

As of June 30, 2004 all vacant spaces were being marketed.

APARTMENT COMPLEXES

                                   NET           NET
                               INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        06/30/04      06/30/03       06/30/04       06/30/03      06/30/04       06/30/03
--------                        --------      --------       --------       --------      --------       --------
YEAR TO DATE
Atlanta, GA................    $  420,536    $  442,515     $  275,009     $  (62,026)       91%            92%
Raleigh, NC................       294,903       444,574        607,985         (2,998)       94%            95%
Jacksonville, FL...........       519,311       641,823        (64,829)        (6,996)       95%            91%
Gresham/Salem, OR..........       118,030       532,995        182,295       (523,107)       86%            88%
                               ----------    ----------     ----------     ----------
                               $1,352,780    $2,061,907     $1,000,460     $ (595,127)
                               ----------    ----------     ----------     ----------
QUARTER TO DATE
Atlanta, GA................    $  213,167    $  199,466     $  (14,991)    $  (33,224)
Raleigh, NC................       147,211       225,453        672,985             --
Jacksonville, FL...........       245,694       374,588        (36,829)      (137,706)
Gresham/Salem, OR..........         5,158       387,715        464,370       (490,481)
                               ----------    ----------     ----------     ----------
                               $  611,230    $1,187,222     $1,085,535     $ (661,411)
                               ----------    ----------     ----------     ----------

                              NET INVESTMENT INCOME


Net investment income from property operations for the apartment sector was $1.4 million for the six months ended June 30, 2004, a decrease of $0.7 million, when compared to the corresponding period in 2003. Net investment income from property operations for the apartment sector was $0.6 million for the three months ended June 30, 2004, a decrease of $0.6 million, when compared to the corresponding period in 2003. The decreases were mainly due to: mortgage interest incurred for the complex located in Raleigh, North Carolina that was not applicable during the first six months of 2003; soft market conditions affect the apartment complexes located in Gresham/Salem, Oregon; and capital improvements at the Jacksonville, FL complex that were not reflected as an increase in market value.

                              UNREALIZED GAIN/LOSS


The apartment complexes owned by the Partnership experienced a net unrealized gain of $1.0 million for the six months ended June 30, 2004 compared to a net unrealized loss of $0.6 million for the six months ended June 30, 2003. The unrealized gain for the first six months of 2004 was primarily due to increases in rental rates at the apartment complex located in Raleigh, North Carolina coupled with unrealized gain at the apartment complex located in Atlanta, Georgia due to decreased projected expenses. The unrealized loss of $0.6 million in the first half of 2003 was mainly attributable to increased projected operating expenses at the apartment complexes located in Gresham/Salem, Oregon.

The apartment complexes experienced a net unrealized gain of $1.1 million for the quarter ended June 30, 2004 compared to a net unrealized loss of $0.7 million for the quarter ended June 30, 2003. The unrealized gain for the second quarter of 2004 was primarily due to increases in market rental rates at the apartment complex located in Raleigh, North Carolina coupled with unrealized gains at the apartment complexes located in Gresham/Salem, Oregon due to decreased capitalization rates used in valuing properties of this type. The unrealized loss for quarter-to-date 2003 was mainly attributable to increased projected operating expenses at the apartment complexes located in Gresham/Salem, Oregon.

As of June 30, 2004, all available vacant units were being marketed.

RETAIL PROPERTIES

                                   NET           NET
                               INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        06/30/04      06/30/03       06/30/04       06/30/03      06/30/04       06/30/03
--------                        --------      --------       --------       --------      --------       --------
YEAR TO DATE
Roswell, GA................    $  784,360    $1,342,491     $  (74,215)    $  449,452        74%            93%
Kansas City, KS; MO........       261,406       304,963      1,827,239       (569,690)       87%            87%
Hampton, VA ...............       611,260       488,680        587,150        566,617       100%           100%
Ocean City, MD.............       411,613       234,730        902,287        609,250        99%            97%
Westminster, MD*...........       142,901           N/A             --            N/A       N/A            N/A
Westminster, MD**..........        79,220           N/A             --            N/A       N/A            N/A
                               ----------    ----------     ----------     ----------
                               $2,290,760    $2,370,864     $3,242,461     $1,055,629
                               ----------    ----------     ----------     ----------
QUARTER TO DATE
Roswell, GA................    $  357,942    $  652,273     $  (34,505)    $  (17,500)
Kansas City, KS; MO........       100,794       144,227      1,083,231       (262,341)
Hampton, VA ...............       307,179       270,452        301,650        566,617
Ocean City, MD.............       235,242       161,189        328,977        423,813
Westminster, MD*...........       111,257           N/A             --            N/A
Westminster, MD**..........        20,094           N/A             --            N/A
                               ----------    ----------     ----------     ----------
                               $1,132,508    $1,228,141     $1,679,353     $  710,589
                               ----------    ----------     ----------     ----------

* Note Receivable (Acquired October 2003)
**Mortgage Loan Receivable (Acquired January 2004)

                              NET INVESTMENT INCOME


Net investment income for the Partnership's retail properties decreased approximately $0.1 million, for the six months ended June 30, 2004 when compared to the corresponding period in 2003. Net investment income for the Partnership's retail properties also decreased approximately $0.1 million, for the three months ended June 30, 2004 when compared to the corresponding period in 2003. While net investment income was essentially the same for both periods, the properties within the retail portfolio contributed different amounts during the respective periods. Increases in 2004 were due to the expanded center located in Ocean City, Maryland and the acquisition of the two Westminster, Maryland investments. It should also be noted that on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment. Offsetting these increases was a substantial decrease in net investment income from the retail center located in Roswell, Georgia, which experienced increased vacancy due to a major lease termination in late 2003.

                              UNREALIZED GAIN/LOSS


The retail properties experienced a net unrealized gain of $3.2 million for the six months ended June 30, 2004. The Kansas City, Kansas and Missouri and Hampton, Virginia retail centers experienced net unrealized gains primarily due to strengthening market fundamentals. The Ocean City, Maryland retail center experienced a gain due to a pre-leased expansion.

The retail properties experienced a net unrealized gain of $1.1 million for the six months ended June 30, 2003. The retail center in Ocean City, Maryland experienced a net unrealized gain of $0.6 million for the first six months of 2003 due to renovation and re-leasing efforts. The retail center located in Hampton, Virginia experienced a net unrealized gain of $0.6 million for the first six months of 2003 due to strengthening market fundamentals.

The retail properties experienced a net unrealized gain of $1.7 million for the three months ended June 30, 2004. These unrealized gains were primarily experienced by the retail centers located in Kansas City, Kansas and Missouri, Ocean City, Maryland and Hampton, Virginia for the reasons discussed previously.

The retail properties experienced a net unrealized gain of $0.7 million for the quarter ended June 30, 2003. These unrealized gains were primarily experienced by the retail centers located in Hampton, Virginia and Ocean City, Maryland offset by the loss by the retail centers located in Kansas City, Kansas and Missouri for the reasons discussed previously.

As of June 30, 2004, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

                                   NET           NET        UNREALIZED/    UNREALIZED/
                               INVESTMENT    INVESTMENT      REALIZED       REALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        06/30/04      06/30/03       06/30/04       06/30/03      06/30/04       06/30/03
--------                        --------      --------       --------       --------      --------       --------
YEAR TO DATE
Aurora, CO.................      $319,438      $408,573        $13,441      $(707,964)       88%            84%
Bolingbrook, IL............         2,603          (146)            --             --       Sold September 2002
Salt Lake City, UT.........        (1,340)       15,791             --        466,061        Sold January 2003
                                 --------      --------        -------      ---------
                                 $320,701      $424,218        $13,441      $(241,903)
                                 --------      --------        -------      ---------
QUARTER TO DATE
Aurora, CO.................      $174,026      $207,529        $21,947      $      --
Bolingbrook, IL............            --          (146)            --             --
Salt Lake City, UT.........        (1,111)       (9,016)            --             --
                                 --------      --------        -------      ---------
                                 $172,915      $198,367        $21,947      $      --
                                 --------      --------        -------      ---------

                              NET INVESTMENT INCOME


Net investment income from property operations for the industrial properties decreased from $0.4 million for the six months ended June 30, 2003 to $0.3 million for the corresponding period ended June 30, 2004. Net investment income from property operations for the industrial properties was substantially the same, at $0.2 million, for the quarters ended June 30, 2004 and 2003. The decrease for the six month period was due to a rental concession given to a new tenant at the industrial property located in Aurora, Colorado and the sale of the industrial property located in Salt Lake City, Utah during the first quarter of 2003.

                              UNREALIZED GAIN/LOSS


The Aurora, Colorado industrial property owned by the Partnership experienced an immaterial net unrealized gain for the six months ended June 30, 2004 compared to a net unrealized loss of approximately $0.7 million for the six months ended June 30, 2003.

As of June 30, 2004, all vacant spaces were being marketed.

                                  REALIZED GAIN


On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

HOTEL PROPERTY

                                   NET           NET        UNREALIZED/    UNREALIZED/
                               INVESTMENT    INVESTMENT      REALIZED       REALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                        06/30/04      06/30/03       06/30/04       06/30/03      06/30/04       06/30/03
--------                        --------      --------       --------       --------      --------       --------
YEAR TO DATE
Lake Oswego, OR*...........      $175,683          N/A       $(116,128)          N/A         73%          N/A
QUARTER TO DATE
Lake Oswego, OR*...........      $115,952          N/A       $(165,111)          N/A

*Hotel purchased in December 2003

                              NET INVESTMENT INCOME


On December 10, 2003, the Partnership acquired a controlling interest in a 161-room hotel located in Portland, Oregon for $8.0 million. Net investment income from hotel operations was $0.2 million for the six months ended June 30, 2004. Net investment income from hotel operations was $0.1 million for the three months ended June 30, 2004.

                              UNREALIZED GAIN/LOSS


The Lake Oswego, Oregon hotel property owned by the Partnership experienced a net unrealized loss of $0.1 million and a net unrealized loss of $0.2 million for the six months and quarter ended June 30, 2004, respectively.

OTHER


Other net investment income decreased $0.3 million during the six months ended June 30, 2004 compared to the corresponding period in 2003. Other net investment income decreased $0.2 million during the quarter ended June 30, 2004 compared to the corresponding period in 2003. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

(C) INFLATION


The Partnership's leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may reduce the Partnership's exposure to increases in operating costs resulting from inflation.

CRITICAL ACCOUNTING POLICIES


The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews critical estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly. Actual results could differ from those estimates.

The following sections discuss critical accounting policies applied in preparing our consolidated financial statements that are most dependent on the application of estimates and assumptions.

VALUATION OF INVESTMENTS


REAL ESTATE INVESTMENTS -- The Partnership's investments in real estate are initially carried at their purchase price. Subsequently, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter, with independent updates quarterly. The Chief Real Estate Appraiser of Prudential Investment Management is responsible to assure that the valuation process provides objective and reasonable market value estimates.

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

Mortgage  and other loans  receivable,  which are  accounted  for as loans,  are
independently   valued  according  to  the  same  appraisal   process  as  other
investments in real estate.

Other real estate investments include notes receivable, which are valued at the amount due and approximate market value.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process except other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of June 30, 2004 and June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 29.88% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at June 30, 2004:

                                          ESTIMATED MARKET
                                                VALUE           AVERAGE
                            MATURITY       (IN $ MILLIONS)   INTEREST RATE
                         ----------------------------------------------------
Cash equivalents.......    0-3 months           $12.7            1.19%


The table below discloses the Partnership's fixed rate debt as of June 30, 2004. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),             7/1/2004-                                                                 ESTIMATED
INCLUDING CURRENT PORTION         12/31/2004   2005      2006       2007      2008   THEREAFTER     TOTAL   FAIR VALUE
-------------------------         ----------   ----      ----       ----      ----   ----------     -----   ----------
Average Fixed Interest Rate......    5.85%     5.83%      5.28%     5.26%     5.04%       6.75%       6.32%
Fixed Rate.......................    $366      $774     $8.479      $588   $26,091      $7,284     $43,582    $44,415
----------------------------------------------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $366      $774     $8,479      $588   $26,091      $7,284     $43,582    $44,415
----------------------------------------------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES


In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and President and Chief Accounting Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, the Chief Executive Officer and President and Chief Accounting Officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      3.2 Certificate of Amendment of Articles of Incorporation of Pruco Life Insurance Company of New Jersey, filed as Exhibit A(3)(A) to Post-Effective Amendment No. 12 Form S-1, Registration Statement No. 33-20018, filed April 15, 1999 on behalf of Pruco Life of New Jersey Real Property Account, and incorporated herein by reference.

      3.3 Amended By-Laws of Pruco Life Insurance Company of New Jersey, filed as Exhibit A(6)(C) to Form S-6, Registration Statement No. 333-85117, filed February 5, 1988, and incorporated herein by reference.

      3.4 Resolution of the Board of Directors establishing the Pruco Life of New Jersey Variable Contract Real Property Account, filed as Exhibit
            (3C) to Form S-1, Registration Statement No. 33-20018, filed February 5, 1988, and incorporated herein by reference.

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

      10.2 Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) to Post-Effective Amendment No. 2 to Form S-1, Registration Statement No. 33-20018, filed April 6, 1990, and incorporated herein by reference.

      11. Not applicable.

      12. Not applicable.

      15. Not applicable.

      18. None.

      19. Not applicable.

      22. Not applicable.

      23. None.

      24  Not applicable.

      27. Not applicable.

      31.1 Certification of Chief Executive Officer and President required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Accounting Officer required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and President required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  IN RESPECT OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
                                  (REGISTRANT)


Date:   August 13, 2004                       By:  /s/ Andrew J. Mako
        ---------------                            ---------------------
                                                     Andrew J. Mako
                                                     Chief Executive Officer and
                                                     President

EXHIBIT 31.1


                                  CERTIFICATION


I, Andrew J. Mako, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pruco Life of New Jersey Variable Contract Real Property Account;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2004

/s/ Andrew J. Mako
-------------------

Andrew J. Mako
Chief Executive Officer and President

EXHIBIT 31.2


                                  CERTIFICATION


I, John Chieffo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pruco Life of New Jersey Variable Contract Real Property Account;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2004

/s/ John Chieffo
-------------------

John Chieffo
Chief Accounting Officer

EXHIBIT 32.1


                                  CERTIFICATION


Pursuant to 18 U.S.C. Section 1350, I, Andrew J. Mako, Chief Executive Officer and President of Pruco Life Insurance Company of New Jersey, hereby certify that the accompanying Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, containing the financial statements of Pruco Life of New Jersey Variable Contract Real Property Account (a separate account of Pruco Life Insurance Company of New Jersey) and The Prudential Variable Contract Real Property Partnership (the "Report"), fully complies with the requirements of Section 13
(a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Pruco Life of New Jersey Variable Contract Real Property Account and The Prudential Variable Contract Real Property Partnership.

Date: August 13, 2004

/s/ Andrew J. Mako
-------------------

Name: Andrew J. Mako
Title: Chief Executive Officer and President

The foregoing  certification  is being  furnished  solely  pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT 32.2


                                  CERTIFICATION


Pursuant to 18 U.S.C. Section 1350, I, John Chieffo, Chief Accounting Officer of Pruco Life Insurance Company of New Jersey, hereby certify that the accompanying Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, containing the financial statements of Pruco Life of New Jersey Variable Contract Real Property Account (a separate account of Pruco Life Insurance Company of New Jersey) and The Prudential Variable Contract Real Property Partnership (the "Report"), fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Pruco Life of New Jersey Variable Contract Real Property Account and The Prudential Variable Contract Real Property Partnership.

Date: August 13, 2004

/s/ John Chieffo
-------------------

Name: John Chieffo
Title: Chief Accounting Officer

The foregoing  certification  is being  furnished  solely  pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.