Form 10-Q
period 2004-09-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2004-11-15
CIK 829114

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                               ------------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20018

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  IN RESPECT OF

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        ----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW JERSEY                                  22-2426091
-----------------------------------        -------------------------------------
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
              ----------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (973) 802-6000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS                  YES [X]   NO [_]

--------------------------------------------------------------------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT)                YES [_]   NO [X]

--------------------------------------------------------------------------------
================================================================================

                            PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                                       REAL PROPERTY ACCOUNT
                                           (REGISTRANT)


                                               INDEX
                                              ------

                                                                            PAGE
                                                                            ----

Forward-Looking Statements ................................................    3

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A    PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

        Statements of Net Assets--September 30, 2004
        and December 31, 2003 .............................................    4

        Statements of Operations--Nine and Three Months Ended
        September 30, 2004 and 2003 .......................................    4

        Statements of Changes in Net Assets--
        Nine and Three Months Ended September 30, 2004 and 2003 ...........    4

        Notes to the Financial Statements of the Real Property Account ....    5

B. THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

        Consolidated Statements of Assets and Liabilities--
        September 30, 2004 and December 31, 2003 ..........................    8

        Consolidated Statements of Operations--
        Nine and Three Months Ended September 30, 2004 and 2003 ...........    9

        Consolidated Statements of Changes in Net Assets--
        Nine and Three Months Ended September 30, 2004 and 2003 ...........   10

        Consolidated Statements of Cash Flows--
        Nine and Three Months Ended September 30, 2004 and 2003 ...........   11

        Consolidated Schedules of Investments--
        September 30, 2004 and December 31, 2003 ..........................   12

        Notes to the Financial Statements of the Partnership ..............   14

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   16

Item 3. Quantitative and Qualitative Disclosures About Market Risks .......   23

Item 4. Controls and Procedures ...........................................   24

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............   24

Item 6. Exhibits ..........................................................   24

Signature Page ............................................................   26

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects", "believes", "anticipates", "includes", "plans", "assumes", "estimates", "projects", "intends" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company") or the Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; economic conditions in local markets in which the properties in the Real Property Account are located; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company and the Real Property Account do not intend, and are under no obligation to, update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2004 and December 31, 2003   SEPTEMBER 30, 2004
                                               (UNAUDITED)     DECEMBER 31, 2003
                                           ------------------  -----------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership ...............   $  8,352,693        $  7,846,237
                                              ------------        ------------
Net Assets ................................   $  8,352,693        $  7,846,237
                                              ============        ============
NET ASSETS, representing:
Equity of contract owners .................   $  6,107,253        $  5,852,959
Equity of Pruco Life Insurance Company of
  New Jersey ..............................      2,245,440           1,993,278
                                              ------------        ------------
                                              $  8,352,693        $  7,846,237
                                              ============        ============
Units outstanding .........................      3,535,371           3,519,859
                                              ============        ============
Portfolio shares held .....................        318,217             318,217
Portfolio net asset value per share .......   $      26.25        $      24.66


STATEMENTS OF OPERATIONS
For the nine and three months ended
September 30, 2004 and 2003                1/1/2004-9/30/2004  1/1/2003-9/30/2003  7/1/2004-9/30/2004  7/1/2003-9/30/2003
                                               (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                           ------------------  ------------------  ------------------  ------------------
INVESTMENT INCOME
Net investment income from
  Partnership operations ..................   $    244,391        $    320,282        $     86,033        $     88,956
                                              ------------        ------------        ------------        ------------
EXPENSES
Charges to contract owners for assuming
  mortality risk and expense risk and
  for administration ......................         25,434              24,811               8,674               8,340
                                              ------------        ------------        ------------        ------------
NET INVESTMENT INCOME .....................        218,957             295,471              77,359              80,616
                                              ------------        ------------        ------------        ------------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss)
  on investments in Partnership ...........        262,065            (329,926)            134,813             (96,802)
Net realized gain (loss) on sale of
  investments in Partnership ..............              0              22,386                   0                   0
                                              ------------        ------------        ------------        ------------
NET GAIN (LOSS) ON INVESTMENTS ............        262,065            (307,540)            134,813             (96,802)
                                              ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ...............   $    481,022        $    (12,069)       $    212,172        $    (16,186)
                                              ============        ============        ============        ============


STATEMENTS OF CHANGES IN NET ASSETS
For the nine and three months ended
  September 30, 2004 and 2003              1/1/2004-9/30/2004  1/1/2003-9/30/2003  7/1/2004-9/30/2004  7/1/2003-9/30/2003
                                               (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                           ------------------  ------------------  ------------------  ------------------
OPERATIONS
Net investment income .....................   $    218,957        $    295,471        $     77,359        $     80,616
Net change in unrealized gain (loss) on
  investments in Partnership ..............        262,065            (329,926)            134,813             (96,802)
Net realized gain (loss) on sale of
  investments in Partnership ..............              0              22,386                   0                   0
                                              ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  OPERATIONS ..............................        481,022             (12,069)            212,172             (16,186)
                                              ------------        ------------        ------------        ------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners ........        (94,749)            (48,076)            (49,067)            (23,599)
Net contributions (withdrawals) by Pruco
  Life Insurance Company of New Jersey ....        120,183              72,887              57,741              31,939
                                              ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  CAPITAL TRANSACTIONS ....................         25,434              24,811               8,674               8,340
                                              ------------        ------------        ------------        ------------
TOTAL INCREASE (DECREASE) IN
  NET ASSETS ..............................        506,456              12,742             220,846              (7,846)
NET ASSETS
Beginning of period .......................      7,846,237           8,854,905           8,131,847           8,875,493
                                              ------------        ------------        ------------        ------------
End of period .............................   $  8,352,693        $  8,867,647        $  8,352,693        $  8,867,647
                                              ============        ============        ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 1: GENERAL

Pruco Life of New Jersey Variable Contract Real Property Account ("Account") was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a wholly-owned subsidiary of Prudential Financial, Inc. ("PFI") as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933. The assets of the Account are segregated from Pruco Life of New Jersey's other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Account, along with the Pruco Life Variable Contract Real Property Account and The Prudential Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the financial statements of the Partnership.

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

The interim financial data as of September 30, 2004 and for the nine and three months ended September 30, 2004 and 2003 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Account's proportionate interest of the Partnership's market value. At September 30, 2004 and December 31, 2003 the Account's interest in the Partnership was 4.3% or 318,217 shares.

C. INCOME RECOGNITION

Net investment income and realized and unrealized gains and losses are recognized daily. Amounts are based upon the Account's proportionate interest in the Partnership.

D. EQUITY OF PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Pruco Life of New Jersey maintains a position in the Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners' accounts or the related unit values.

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

C. COST OF INSURANCE AND OTHER RELATED CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges, not to exceed 5% for VAL and 9% for VLI, which are deducted in order to compensate Pruco Life of New Jersey for the cost of selling the contract and (3) transaction costs, applicable to VAL, which are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract to compensate Pruco Life of New Jersey for the guaranteed minimum death benefit risk. These charges are assessed through the redemption of units.

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

NOTE 4: TAXES

Pruco Life of New Jersey is taxed as a "life insurance company" as defined by the Internal Revenue Code. The results of operations of the Account form a part of PFI's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Account. As such, no provision for the tax liability has been recorded in these financial statements.

NOTE 5: NET WITHDRAWALS BY CONTRACT OWNERS

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey's variable insurance and variable annuity products for the nine and three months ended September 30, 2004 and 2003, were as follows:


                              NINE MONTHS ENDED            THREE MONTHS ENDED
                                SEPTEMBER 30,                 SEPTEMBER 30,
                             2004          2003            2004          2003
                           -------       --------        -------       --------
                                (UNAUDITED)                   (UNAUDITED)
VAL ....................   $71,475       $ 31,662        $48,298       $  8,628
VLI ....................    16,836         (7,339)           503           (555)
SPVA ...................         0         23,828              0         16,000
SPVL ...................     6,438            (75)           266           (474)
                           -------       --------        -------       ---------
TOTAL ..................   $94,749       $ 48,076        $49,067       $ 23,599
                           =======       ========        =======       ========

NOTE 6: PARTNERSHIP DISTRIBUTIONS

As  of  September  30,  2004,   the   Partnership   had  made  no  current  year
distributions. For the year ended December 31, 2003, the Partnership made distributions of $6.9 million. The Pruco Life of New Jersey Account's share of these distributions was $1.2 million.

NOTE 7: UNIT INFORMATION

Outstanding units and unit values at September 30, 2004 and December 31, 2003 were as follows:

                                     SEPTEMBER 30, 2004
                                         (UNAUDITED)           DECEMBER 31, 2003
                                     ------------------       ------------------
UNITS OUTSTANDING:                        3,535,371                3,519,859
UNIT VALUE:                          2.10082 to 2.46619       1.99197 to 2.32279

NOTE 8: FINANCIAL HIGHLIGHTS

The range of total return for the nine months ended September 30, 2004 and 2003 was as follows:


                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                             2004                     2003
                                        --------------          ----------------
                                                       (UNAUDITED)
TOTAL RETURN                            5.46% to 6.17%          -0.79% to -0.12%

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                          SEPTEMBER 30, 2004
                                                                              (UNAUDITED)     DECEMBER 31, 2003
                                                                          ------------------  -----------------
ASSETS
REAL ESTATE INVESTMENTS -- At estimated market value:
   Real estate and improvements
      (cost: 9/30/2004 -- $230,157,760; 12/31/2003 -- $223,943,870) ......   $212,328,172       $201,144,866
   Real estate partnership (cost: 9/30/2004 -- $11,000,421;
      12/31/2003 -- $10,609,273) .........................................     10,871,452          8,721,319
   Mortgage and other loans receivable (cost: 9/30/2004 -- $1,300,250;
      12/31/2003 -- $0) ..................................................      1,300,250                 --
   Other real estate investments (cost: 9/30/2004 -- $0;
      12/31/2003 -- $500,000) ............................................             --            500,000
                                                                             ------------       ------------
        Total real estate investments ....................................    224,499,874        210,366,185
CASH AND CASH EQUIVALENTS ................................................     25,419,959         18,901,814
OTHER ASSETS, NET ........................................................      7,283,373          6,359,853
                                                                             ------------       ------------
        Total assets .....................................................   $257,203,206       $235,627,852
                                                                             ============       ============

LIABILITIES
MORTGAGE LOANS PAYABLE ...................................................     52,150,916         43,934,494
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ....................................      4,126,543          2,998,752
DUE TO AFFILIATES ........................................................        803,067          1,017,932
OTHER LIABILITIES ........................................................        884,798            947,110
MINORITY INTEREST ........................................................      5,870,186          5,086,503
                                                                             ------------       ------------
        Total liabilities ................................................     63,835,510         53,984,791
                                                                             ------------       ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY .........................................................    193,367,696        181,643,061
                                                                             ------------       ------------
        Total liabilities and partners' equity ...........................   $257,203,206       $235,627,852
                                                                             ============       ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ............................      7,366,835          7,366,835
                                                                             ============       ============
SHARE VALUE AT END OF PERIOD .............................................         $26.25             $24.66
                                                                             ============       ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED            THREE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ---------------------------     -------------------------
                                                           2004            2003           2004           2003
                                                        -----------    ------------     ----------    -----------
INVESTMENT INCOME:
  Revenue from real estate and improvements ..........  $20,533,816    $ 18,037,709     $7,229,681    $ 5,905,056
  Equity in income of real estate partnership ........      350,210         488,635         83,529        183,672
  Interest and equity income on mortgage loans
    receivable and other loans receivable ............       55,485              --         27,266             --
  Income from other real estate investments ..........      246,765              --        103,863             --
  Interest on short-term investments .................      143,062         208,244         79,484         81,022
  Other income .......................................       51,000              --             --             --
                                                        -----------    ------------     ----------    -----------
      Total investment income ........................   21,380,338      18,734,588      7,523,823      6,169,750
                                                        -----------    ------------     ----------    -----------
INVESTMENT EXPENSES:
  Operating ..........................................    5,564,742       3,693,883      2,039,619      1,375,015
  Investment management fee ..........................    1,958,091       1,838,933        674,159        652,741
  Real estate taxes ..................................    2,140,949       2,005,379        679,894        672,615
  Administrative .....................................    3,980,106       2,550,588      1,396,616        931,685
  Interest expense ...................................    1,888,133       1,783,992        644,843        624,153
  Minority interest ..................................      190,592         193,751         97,016         61,551
                                                        -----------    ------------     ----------    -----------
      Total investment expenses ......................   15,722,613      12,066,526      5,532,147      4,317,760
                                                        -----------    ------------     ----------    -----------
NET INVESTMENT INCOME ................................    5,657,725       6,668,062      1,991,676      1,851,990
                                                        -----------    ------------     ----------    -----------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS:
  Net proceeds from real estate investments sold .....           --       5,689,488             --             --
    Less: Cost of real estate investments sold .......           --       6,620,263             --             --
          Realization of prior periods' unrealized
          gain (loss) on real estate
          investments sold ...........................           --      (1,396,836)            --             --
                                                        -----------    ------------     ----------    -----------
  Net gain (loss) realized on real estate
    investments sold .................................           --         466,061             --             --
                                                        -----------    ------------     ----------    -----------
  Change in unrealized gain (loss) on
    real estate investments ..........................    6,728,401      (7,454,802)     3,195,318     (1,570,950)
  Less: Minority interest in unrealized gain
    (loss) on real estate investments ................      661,491        (585,969)        74,345        444,393
                                                        -----------    ------------     ----------    -----------
  Net unrealized gain (loss) on
    real estate investments ..........................    6,066,910      (6,868,833)     3,120,973     (2,015,343)
                                                        -----------    ------------     ----------    -----------
NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS .........................    6,066,910      (6,402,772)     3,120,973     (2,015,343)
                                                        -----------    ------------     ----------    -----------
INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ..........................  $11,724,635    $    265,290     $5,112,649    $  (163,353)
                                                        ===========    ============     ==========    ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2004               2003
                                                                      ------------      -------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
   Net investment income ...........................................  $  5,657,725      $   6,668,062
   Net gain (loss) realized on real estate investments sold ........            --            466,061
   Net unrealized gain (loss) from real estate investments .........     6,066,910         (6,868,833)
                                                                      ------------      -------------
     Increase (decrease) in net assets resulting from operations ...    11,724,635            265,290
                                                                      ------------      -------------
INCREASE (DECREASE) IN NET ASSETS ..................................    11,724,635            265,290
NET ASSETS--Beginning of period ....................................   181,643,061        184,353,506
                                                                      ------------      -------------
NET ASSETS--End of period ..........................................  $193,367,696      $ 184,618,796
                                                                      ============      =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS         NINE MONTHS
                                                                                 ENDED               ENDED
                                                                          SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations ........   $11,724,635         $   265,290
   Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
        Net realized and unrealized (gain) loss on investments ............    (6,066,910)          6,402,772
        Distributions in excess of (less than) equity in income of real
          estate partnership operations ...................................      (146,022)            460,343
        Minority interest from operating activities .......................       190,592             193,751
        (Increase) decrease in accrued interest included in mortgage
          and other loans receivable ......................................       (55,485)                 --
        Bad debt expense ..................................................       328,102             146,108
        (Increase) decrease in:
          Other assets ....................................................    (1,251,622)            278,266
        Increase (decrease) in:
          Accounts payable and accrued expenses ...........................     1,127,791             (37,217)
          Due to affiliates ...............................................      (214,865)             92,396
          Other liabilities ...............................................       (62,312)             (9,498)
                                                                              -----------         -----------
   Net cash flows from (used in) operating activities .....................     5,573,904           7,792,211
                                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold .........................            --           5,689,488
   Additions to real estate and improvements ..............................    (6,213,890)         (4,640,975)
   Contribution to real estate partnership ................................      (245,126)         (1,326,071)
   Origination of mortgage and other loans receivable .....................    (1,244,765)                 --
   Repayment of other real estate investments .............................     4,975,000                  --
   Origination of other real estate investments ...........................    (4,475,000)                 --
                                                                              -----------         -----------
   Net cash flows from (used in) investing activities .....................    (7,203,781)           (277,558)
                                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable ............................      (533,578)           (655,998)
   Proceeds from mortgage loan payable ....................................     8,750,000           8,750,000
   Distributions to minority interest partners ............................       (68,400)         (2,382,496)
   Contributions from minority interest partners ..........................            --                 466
                                                                              -----------         -----------
   Net cash flows from (used in) financing activities .....................     8,148,022           5,711,972
                                                                              -----------         -----------

   NET CHANGE IN CASH AND CASH EQUIVALENTS ................................     6,518,145          13,226,625

   CASH AND CASH EQUIVALENTS--Beginning of period .........................    18,901,814          18,591,149
                                                                              -----------         -----------

   CASH AND CASH EQUIVALENTS--End of period ...............................   $25,419,959         $31,817,774
                                                                              ===========         ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ...............................   $ 1,901,338         $ 1,903,965
                                                                              ===========         ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                      TOTAL
                                                     RENTABLE
                                                    SQUARE FEET      SEPTEMBER 30, 2004
                                                      UNLESS             (UNAUDITED)               DECEMBER 31, 2003
                                                     OTHERWISE   -------------------------  --------------------------
                                                    INDICATED                  ESTIMATED                      ESTIMATED
PROPERTY NAME          OWNERSHIP    CITY, STATE     (UNAUDITED)    COST       MARKET VALUE        COST       MARKET VALUE
-------------         -----------  -------------   ------------  --------     ------------     -----------    -----------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville           WO         Lisle, IL        103,193   $23,074,182    $10,054,282     $23,023,835    $12,110,725
Oakbrook Terrace          WO       Oakbrook, IL       123,734    14,760,686      9,700,000      14,619,120     10,097,932
Summit at Cornell Oaks    WO      Beaverton , OR      72,109     11,890,209      9,600,005      11,890,209     10,000,005
Westpark                  WO       Brentwood, TN      97,199     10,557,643     10,762,982      10,423,727      9,239,260
Financial Plaza           WO       Brentwood, TN      95,768     11,966,961     10,082,601       9,837,482      6,700,041
-------------------------------------------------------------------------------------------------------------------------
                          Offices % as of 9/30/04       26%      72,249,681     50,199,870      69,794,373     48,147,963
APARTMENTS
Brookwood Apartments      WO        Atlanta, GA      240 Units   16,826,630     18,630,376      15,781,263     17,000,000
Dunhill Trace Apartments  WO        Raleigh, NC      250 Units   16,083,054     18,315,361      16,010,326     17,665,000
Riverbend Apartments      CJV    Jacksonville, FL    458 Units   19,996,542     23,000,000      19,946,920     22,400,000
SIMA Apartments           CJV    Gresham/Salem, OR   493 Units   19,316,180     19,500,000      19,281,738     17,975,000
-------------------------------------------------------------------------------------------------------------------------
                       Apartments % as of 9/30/04       41%      72,222,406     79,445,737      71,020,247     75,040,000
RETAIL
King's Market             WO       Rosewell, GA       314,358    33,325,894     23,653,643      33,102,401     23,539,665
Hampton Towne Center      WO        Hampton, VA       174,540    18,031,495     21,000,000      18,013,068     20,000,000
White Marlin Mall         CJV     Ocean City, MD      186,016    15,203,661     19,300,000      13,198,649     15,900,000
Kansas City Portfolio     EJV   Kansas City, KS;MO    487,660    11,000,321     10,871,352      10,609,273      8,721,319
-------------------------------------------------------------------------------------------------------------------------
                           Retail % as of 9/30/04       39%      77,561,371     74,824,995      74,923,391     68,160,984
INDUSTRIAL
Smith Road                WO        Aurora, CO        277,930    10,914,071     10,628,922      10,806,403     10,508,509
-------------------------------------------------------------------------------------------------------------------------
                       Industrial % as of 9/30/04       5%       10,914,071     10,628,922      10,806,403     10,508,509
HOTEL
Portland Crown Plaza      CJV     Lake Oswego, OR    161 Rooms    8,210,552      8,100,000       8,008,729      8,008,729
-------------------------------------------------------------------------------------------------------------------------
                            Hotel % as of 9/30/04       4%        8,210,552      8,100,000       8,008,729      8,008,729
LAND
Gateway Village           EJV    Blue Springs, MO                       100            100              --             --
-------------------------------------------------------------------------------------------------------------------------
                             Land % as of 9/30/04       0%              100            100              --             --
MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West          MD      Westminster, MD                 1,300,250      1,300,250              --             --
-------------------------------------------------------------------------------------------------------------------------
  Mortgage and Other Loans Receivable% as of 9/30/04    1%        1,300,250      1,300,250              --             --
OTHER REAL ESTATE INVESTMENTS
Westminster East          NR      Westminster, MD                        --             --         500,000        500,000
-------------------------------------------------------------------------------------------------------------------------
     Other Real Estate Investments% as of 9/30/04       0%               --             --         500,000        500,000

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
NET ASSETS AS OF 9/30/04                               116%    $242,458,431   $224,499,874    $235,053,143   $210,366,185
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

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS


                                                                                    SEPTEMBER 30, 2004
                                                                                         (UNAUDITED)           DECEMBER 31, 2003
                                                                                  ------------------------  ------------------------
                                                                        FACE                   ESTIMATED                 ESTIMATED
                                                                       AMOUNT        COST     MARKET VALUE     COST     MARKET VALUE
                                                                    -----------   ----------- ------------  ----------- ------------
CASH AND CASH EQUIVALENTS--
Federal Home Loan Mortgage Corp., 4.621%, October 1, 2004  ........ $ 2,900,000   $ 2,901,350  $ 2,901,350  $        --  $        --
Federal Home Loan Bank, 10.159%, October 1, 2004 ..................   9,625,000     9,624,599    9,624,599           --           --
Federal National Mortgage Association, 10.205%, October 1, 2004 ...   5,000,000     4,996,289    4,996,289           --           --
Federal National Mortgage Association, 1.746%, November 4, 2004 ...   6,700,000     6,686,242    6,686,242           --           --
Federal National Mortgage Assoc., 1.06%, February 4, 2004  ........   5,974,000            --           --    5,967,907    5,967,907
Federal Home Loan Mortgage Corp., 0.88%, January 2, 2004 ..........  12,331,000            --           --   12,330,520   12,330,520
                                                                                  -----------  -----------  -----------  -----------
TOTAL CASH EQUIVALENTS ............................................                24,208,480   24,208,480   18,298,427   18,298,427
CASH ..............................................................                 1,211,479    1,211,479      603,387      603,387
                                                                                  -----------  -----------  -----------  -----------
TOTAL CASH AND CASH EQUIVALENTS ...................................               $25,419,959  $25,419,959  $18,901,814  $18,901,814
                                                                                  ===========  ===========  ===========  ===========
PERCENTAGE OF NET ASSETS ..........................................                                  13.1%                     10.4%

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2003 Annual Report on Form 10K.

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

NOTE 2: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential Investment Management, L.L.C. ("PIM") charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2004 and 2003 investment management fees incurred by the Partnership were $1,958,091 and $1,838,933 respectively. For the three months ended September 30, 2004 and 2003 investment management fees incurred by the Partnership were $674,159 and $652,741 respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the nine months ended September 30, 2004 and 2003 were $92,722 and $87,472 respectively, and are classified as administrative expense in the Consolidated Statements of Operations. Administrative services incurred by the Partnership for the three months ended September 30, 2004 and 2003 were $18,907 and $29,157 respectively.

NOTE 3: FORWARD CONTRACTS OBLIGATIONS

Certain purchases of real estate are contingent on a developer building the real estate according to plans and specifications outlined in the pre-sale agreement or the property achieving a certain level of leasing. Once those conditions have been met, it is anticipated that funding will be provided by operating cash flow, real estate investment sales, existing portfolio-level cash, and financings or third-party debt.

As of September 30, 2004, the Partnership had an outstanding commitment of $12 million in connection with a retail investment to purchase real estate once conditions precedent to funding have been met.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)


NOTE 4: COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the Partnership.

Prudential (on behalf of the Partnership) has entered into a date certain take-out guarantee of approximately $1.6 million for the land acquisition of a retail investment in the pre-development stages. The Partnership would be liable to Prudential for any losses it incurs as a result of this guarantee.

NOTE 5: FINANCIAL HIGHLIGHTS

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------------------------------
                                                              2004        2003        2002        2001        2000
                                                             ------      ------      ------      ------      ------
PER SHARE(UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period ......................  $24.66      $24.11      $23.82      $22.74      $20.86
                                                             ------      ------      ------      ------      ------
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee ..................    1.04        1.12        1.20        1.25        1.23
Management fee ............................................   (0.27)      (0.24)      (0.23)      (0.22)      (0.21)
Net realized and unrealized gain (loss) on investments ....    0.82       (0.84)      (0.85)      (0.00)       0.05
                                                             ------      ------      ------      ------      ------
   Net Increase in Net Assets Resulting from Operations ...    1.59        0.04        0.12        1.03        1.07
                                                             ------      ------      ------      ------      ------
NET ASSET VALUE, END OF PERIOD ............................  $26.25      $24.15      $23.94      $23.77      $21.93
                                                             ======      ======      ======      ======      ======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a): ..................    7.58%       1.15%       1.44%       5.56%       6.16%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ...................    $193        $185        $188        $216        $213
   Ratios to average net assets (b):

      Management Fee ......................................    1.06%       1.00%       0.95%       0.97%       0.96%
      Investment Income, before Management Fee ............    4.13%       4.62%       5.15%       5.56%       5.80%

(a)   Total Return, before management fee is calculated by linking quarterly returns which are calculated using the formula below:

                         Net Investment Income + Net Realized and Unrealized Gains/(Losses)
              --------------------------------------------------------------------------------------
              Beginning Net Asset Value + Time Weighted Contributions -- Time Weighted Distributions

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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Partnership's liquid assets consisting of cash and cash equivalents were approximately $25.4 million, an increase of approximately $6.5 million from $18.9 million at December 31, 2003. Besides operating cash flow generated by the Partnership's assets, the increase in cash position was primarily due to mortgage proceeds of $8.8 million received in connection with financing placed on the apartment complex located in Atlanta, Georgia on September 21, 2004, partially offset by additional fundings of (a) $2.1 million primarily associated with leasing related costs at one of the office buildings located in Brentwood, Tennessee, and (b) $1.4 million associated with the development of the retail center located in Ocean City, Maryland.

At September 30, 2004, 9.9% of the Partnership's total assets consisted of cash and short-term obligations, well below the 30% allowed under the Partnership's investment policy.

During the first nine months of 2004, the Partnership spent approximately $6.2 million on capital improvements to wholly owned and consolidated joint venture properties. Approximately $2.1 million was associated with leasing related costs and tenant improvements at one of the office buildings located in Brentwood, Tennessee. Another $1.0 million was associated with renovation at the apartment complex located in Atlanta, Georgia. Of the remaining $3.1 million balance, $2.0 million was associated with the expansion of the retail center located in Ocean City, Maryland. The Partnership also increased its investment in real estate partnerships by approximately $0.2 million in connection with redevelopment and expansion activities at the retail centers located in Kansas City, Missouri.

During 2004, the Partnership provided short-term financing of approximately $5.0 million for the acquisition of a retail center located in Westminster, Maryland. The loan was repaid to the Partnership on September 13, 2004 together with interest at 10.5% upon obtaining third party construction financing.

(b) RESULTS OF OPERATIONS

The  following  is  a  brief  year-to-date  and  quarterly   comparison  of  the
Partnership's results of operations for the nine and three months ended September 30, 2004 and 2003.

SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                     NINE MONTHS ENDED             THREE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                --------------------------     --------------------------
                                                   2004            2003           2004            2003
                                                ----------     -----------     ----------     -----------
NET INVESTMENT INCOME:
Office properties ............................  $1,400,615     $ 1,460,220     $  418,915     $   374,433
Apartment complexes ..........................   1,982,985       2,771,247        630,205         709,341
Retail properties ............................   3,469,560       3,682,276      1,178,799       1,311,411
Industrial properties ........................     511,840         541,673        191,139         117,456
Hotel property ...............................     402,509              --        226,826              --
Other (including interest income,
   investment management fee) ................  (2,109,784)     (1,787,354)      (654,208)       (660,651)
                                                ----------     -----------     ----------     -----------
TOTAL NET INVESTMENT INCOME ..................  $5,657,725     $ 6,668,062     $1,991,676     $ 1,851,990
                                                ==========     ===========     ==========     ===========
NET REALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS:
Industrial properties ........................          --         466,061             --              --
                                                ----------     -----------     ----------     -----------
TOTAL NET REALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS ...................          --         466,061             --              --
                                                ----------     -----------     ----------     -----------
NET UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS:
Office properties ............................  $ (403,401)    $(5,428,138)    $  790,896     $  (822,110)
Apartment complexes ..........................   2,957,522        (571,737)     1,957,062          23,389
Retail properties ............................   3,472,078         152,372        229,617        (903,256)
Industrial properties ........................      12,745      (1,021,330)          (696)       (313,366)
Hotel property ...............................      27,966              --        144,094              --
                                                ----------     -----------     ----------     -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS ...................   6,066,910      (6,868,833)     3,120,973      (2,015,343)
                                                ----------     -----------     ----------     -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS ...................  $6,066,910     $(6,402,772)    $3,120,973     $(2,015,343)
                                                ==========     ===========     ==========     ===========

                         NET INVESTMENT INCOME OVERVIEW

The Partnership's net investment income for the nine months ended September 30, 2004 was $5.7 million, a decrease of $1.0 million from $6.7 million when compared to the corresponding period in 2003. The decrease is primarily due to soft market conditions and increased rental concessions within the apartment portfolio partially offset by the Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon in late 2003. The Partnership's net investment income for the quarter ended September 30, 2004 was $2.0 million, an increase of $0.1 million from $1.9 million when compared to the corresponding period in 2003.

Revenue increased $2.5 million in the first nine months of 2004 when compared to the same period in 2003. Revenue also increased $1.3 million in the third quarter of 2004 when compared to the same period in 2003. Administrative expenses increased $1.4 million in the first nine months of 2004 when compared to the same period in 2003. Administrative expenses also increased $0.5 million in the third quarter of 2004 when compared to the same period in 2003. Operating expenses increased $1.9 million in the first nine months of 2004 when compared to the same period in 2003. Operating expenses also increased $0.7 million in the third quarter of 2004 when compared to the same period in 2003. These increases were all primarily due to the Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon as discussed above.

Equity in income of real estate partnership decreased $0.1 million for both the first nine months and third quarter of 2004 when compared to the same periods in 2003. The decrease for the first nine months is due to increases in expenses such as repairs and maintenance and snow removal. The decrease for the third quarter is due to a slight decrease in occupancy.

Income from other real estate investments increased $0.2 million and $0.1 million for the nine months and quarter ended September 30, 2004, respectively. The increase was due to short-term financing for the acquisition of a retail center located in Westminster, Maryland.

                               VALUATION OVERVIEW

The Partnership experienced an unrealized gain of $6.1 million for the nine months ended September 30, 2004 compared to an unrealized loss of $6.9 million during the corresponding period in 2003. The Partnership experienced an unrealized gain of $3.1 million for the three months ended September 30, 2004 compared to an unrealized loss of $2.0 million during the corresponding period in 2003. The unrealized gain during the first nine months of 2004 was primarily attributable to the retail and apartment sectors. The retail sector recorded an unrealized gain totaling $3.5 million, primarily due to strengthening market fundamentals, renovation and re-leasing efforts at the retail centers located in Kansas City, Kansas and Missouri, strengthening market fundamentals at the retail center located in Hampton, Virginia, and pre-leased expansion at the center located in Ocean City, Maryland. The apartment portfolio also recorded an unrealized gain of $3.0 million. While fundamentals remain weak in the apartment market, continued investor demand has increased valuations. Offsetting these gains was the loss in value in the office sector of $0.4 million primarily due to decreases in occupancy coupled with soft market conditions that have resulted in reductions in market rental rates and increased leasing costs. The unrealized gain during the third quarter of 2004 was primarily experienced in the apartment and office sectors. The increases for the apartment sectors are due to the same reasons as noted above. The office sector experienced value gains mainly due to increased market rents at one of the office complexes located in Brentwood, Tennessee.

As of September 30, 2004 all vacant spaces were being marketed.

OFFICE PORTFOLIO

                              NET            NET
                          INVESTMENT     INVESTMENT     UNREALIZED      UNREALIZED
                            INCOME         INCOME       GAIN/(LOSS)     GAIN/(LOSS)    OCCUPANCY    OCCUPANCY
PROPERTY                   09/30/04       09/30/03       09/30/04        09/30/03      09/30/04     09/30/03
--------                  ----------     ----------     -----------     -----------    ---------    ---------
YEAR TO DATE
Lisle, IL ..............  $  298,887     $  567,140     $(2,106,789)    $(1,848,587)        43%         47%
Brentwood, TN ..........     606,990        502,303       1,389,806        (451,796)        82%         78%
Oakbrook Terrace, IL ...     214,345        (43,049)       (539,499)     (1,507,165)        41%         36%
Beaverton, OR ..........     666,350        726,221        (400,000)       (800,000)        72%         81%
Brentwood, TN ..........    (385,957)      (292,395)      1,253,081        (820,590)       100%          0%
                          ----------     ----------     -----------     -----------
                          $1,400,615     $1,460,220     $  (403,401)    $(5,428,138)
                          ----------     ----------     -----------     -----------
QUARTER TO DATE
Lisle, IL ..............  $  114,847     $   57,497     $    (2,048)    $  (493,587)
Brentwood, TN ..........     207,389        195,321       1,129,066         300,000
Oakbrook Terrace, IL ...      91,718        (20,286)        (28,335)       (128,523)
Beaverton, OR ..........     212,959        231,611        (400,000)       (400,000)
Brentwood, TN ..........    (207,998)       (89,710)         92,213        (100,000)
                          ----------     ----------     -----------     -----------
                          $  418,915     $  374,433     $   790,896     $  (822,110)
                          ----------     ----------     -----------     -----------

                              NET INVESTMENT INCOME

Net investment income from property operations for the office sector for the nine and three months ended September 30, 2004 have remained relatively unchanged.

                              UNREALIZED GAIN/LOSS

The five office properties owned by the Partnership experienced an unrealized loss of approximately $0.4 million during the first nine months of 2004. The losses were experienced at the office complexes located in Lisle and Oakbrook, Illinois and Beaverton, Oregon primarily due to lower market rents and increased lease up costs. Partially offsetting these losses were the gains experienced at both of the office complexes in Brentwood, Tennessee primarily due to capital improvements, increased occupancy, and market rent increases.

The five office properties owned by the Partnership experienced an unrealized loss of approximately $5.4 million during the first nine months of 2003. The losses were primarily due to decreased occupancy, lower market rents, and increased lease up costs.

The five office properties experienced an unrealized gain of approximately $0.8 million during the third quarter of 2004. The unrealized gain is primarily due to market rent increases at one of the office complexes in Brentwood, Tennessee.

The five office properties owned by the Partnership experienced an unrealized loss of approximately $0.8 million during the third quarter of 2003, primarily due to softening market conditions.

APARTMENT COMPLEXES

                              NET            NET
                          INVESTMENT     INVESTMENT     UNREALIZED      UNREALIZED
                            INCOME         INCOME       GAIN/(LOSS)     GAIN/(LOSS)    OCCUPANCY    OCCUPANCY
PROPERTY                   09/30/04       09/30/03       09/30/04        09/30/03      09/30/04     09/30/03
--------                  ----------     ----------     -----------     -----------    ---------    ---------
YEAR TO DATE
Atlanta, GA ............  $  626,795     $  632,012     $   585,008     $   (83,988)      95%         91%
Raleigh, NC ............     415,751        625,173         577,633          (4,488)      94%         93%
Jacksonville, FL .......     794,333        929,282         304,325         265,710       91%         91%
Gresham/Salem, OR ......     146,106        584,780       1,490,556        (748,971)      92%         93%
                          ----------     ----------     -----------     -----------
                          $1,982,985     $2,771,247     $ 2,957,522     $  (571,737)
                          ----------     ----------     -----------     -----------
QUARTER TO DATE
Atlanta, GA ............  $  206,259     $  189,497     $   309,999     $   (21,962)
Raleigh, NC ............     120,848        180,600         (30,352)         (1,490)
Jacksonville, FL .......     275,022        287,459         369,154         272,706
Gresham/Salem, OR ......      28,076         51,785       1,308,261        (225,865)
                          ----------     ----------     -----------     -----------
                          $  630,205     $  709,341     $ 1,957,062     $    23,389
                          ----------     ----------     -----------     -----------

                              NET INVESTMENT INCOME

Net investment income from property operations for the apartment sector was $2.0 million for the nine months ended September 30, 2004, a decrease of $0.8 million, when compared to the corresponding period in 2003. Net investment income from property operations for the apartment sector was $0.6 million for the three months ended September 30, 2004, a decrease of $0.1 million, when compared to the corresponding period in 2003. The decreases were mainly due to: mortgage interest incurred for the complex located in Raleigh, North Carolina that was not applicable during the first six months of 2003, coupled with soft market conditions affecting the apartment complexes located in Gresham/Salem, Oregon and Jacksonville, Florida.

                              UNREALIZED GAIN/LOSS

The apartment complexes owned by the Partnership experienced an unrealized gain of $3.0 million for the nine months ended September 30, 2004 compared to an unrealized loss of $0.6 million for the nine months ended September 30, 2003. The unrealized gain for the first nine months of 2004 was primarily due to continued investor demand, which has increased valuations. The unrealized loss of $0.6 million in the first nine months of 2003 was mainly attributable to increased projected operating expenses at the apartment complexes located in Gresham/Salem, Oregon.

The apartment complexes experienced an unrealized gain of $1.9 million for the quarter ended September 30, 2004. The unrealized gain for the third quarter of 2004 was primarily due to the same reasons discussed above.

RETAIL PROPERTIES

                              NET            NET
                          INVESTMENT     INVESTMENT     UNREALIZED      UNREALIZED
                            INCOME         INCOME       GAIN/(LOSS)     GAIN/(LOSS)    OCCUPANCY    OCCUPANCY
PROPERTY                   09/30/04       09/30/03       09/30/04        09/30/03      09/30/04     09/30/03
--------                  ----------     ----------     -----------     -----------    ---------    ---------
YEAR TO DATE
Roswell, GA ............  $1,154,113     $1,983,560     $  (109,515)    $   (50,548)       78%         93%
Kansas City, KS; MO ....     344,936        488,634       1,758,986        (882,480)       85%         86%
Hampton, VA ............     916,802        781,543         981,574         570,136       100%        100%
Ocean City, MD .........     700,459        428,539         841,033         515,264        99%         97%
Westminster, MD* .......     246,765            N/A              --             N/A        N/A         N/A
Westminster, MD** ......     106,485            N/A              --             N/A        N/A         N/A
                          ----------     ----------     -----------     -----------
                          $3,469,560     $3,682,276     $ 3,472,078     $   152,372
                          ----------     ----------     -----------     -----------
QUARTER TO DATE
Roswell, GA ............  $  369,753     $  641,069     $   (35,300)    $  (500,000)
Kansas City, KS; MO ....      83,528        183,671         (68,253)       (312,790)
Hampton, VA ............     305,542        292,863         394,424           3,520
Ocean City, MD .........     288,846        193,808         (61,254)        (93,986)
Westminster, MD* .......     103,864            N/A              --             N/A
Westminster, MD** ......      27,266            N/A              --             N/A
                          ----------     ----------     -----------     -----------
                          $1,178,799     $1,311,411     $   229,617     $  (903,256)
                          ----------     ----------     -----------     -----------

*  Other Real Estate Investment (Acquired October 2003)
** Mortgage Loan Receivable (Acquired January 2004)

                              NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties decreased approximately $0.2 million for the nine months ended September 30, 2004 when compared to the corresponding period in 2003. Net investment income for the Partnership's retail properties also decreased approximately $0.1 million for the three months ended September 30, 2004 when compared to the corresponding period in 2003. While net investment income was essentially the same for both periods, the properties within the retail portfolio contributed different amounts during the respective periods. Increases in 2004 were due to the expanded center located in Ocean City, Maryland and the acquisition of the two Westminster, Maryland investments. It should also be noted that on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment. Offsetting these increases was a substantial decrease in net investment income from the retail center located in Roswell, Georgia, which experienced increased vacancy due to a major lease termination in late 2003.

                              UNREALIZED GAIN/LOSS

The retail properties experienced an unrealized gain of $3.5 million for the nine months ended September 30, 2004. The Kansas City, Kansas and Missouri and Hampton, Virginia retail centers experienced unrealized gains primarily due to strengthening market fundamentals. The Ocean City, Maryland retail center experienced a gain due to a pre-leased expansion.

The retail properties experienced an unrealized gain of $0.2 million for the nine months ended September 30, 2003. The retail center located in Hampton, Virginia experienced an unrealized gain of $0.6 million for the first nine months of 2003 due to strengthening market fundamentals. The retail center in Ocean City, Maryland experienced a net unrealized gain of $0.5 million for the first nine months of 2003 due to renovation and re-leasing efforts. Offsetting these gains was the unrealized loss for the Kansas City, Kansas and Missouri retail centers, primarily due to renovations from the expansion of the existing grocery store anchor, which were not reflected as an increase in market value.

The retail properties experienced an unrealized gain of $0.2 million for the three months ended September 30, 2004. This unrealized gain was primarily experienced by the retail center located in Hampton, Virginia, for the reasons discussed above.

The retail properties experienced an unrealized loss of $0.9 million for the three months ended September 30, 2003. These unrealized losses were primarily experienced by the retail center located in Roswell, Georgia due to decreases in rental rates and shorter-term lease renewals. Also adding to the unrealized loss was the Kansas City, Kansas and Missouri retail centers for the reasons discussed above.

INDUSTRIAL PROPERTIES

                              NET            NET        UNREALIZED      UNREALIZED
                          INVESTMENT     INVESTMENT      REALIZED        REALIZED
                            INCOME         INCOME       GAIN/(LOSS)     GAIN/(LOSS)    OCCUPANCY    OCCUPANCY
PROPERTY                   09/30/04       09/30/03       09/30/04        09/30/03      09/30/04     09/30/03
--------                  ----------     ----------     -----------     -----------    ---------    ---------
YEAR TO DATE
Aurora, CO .............  $  510,737     $  527,986     $    12,745     $(1,021,330)     88%           79%
Bolingbrook, IL ........       2,603           (146)             --              --     Sold September 2002
Salt Lake City, UT .....      (1,500)        13,833              --         466,061      Sold January 2003
                          ----------     ----------     -----------     -----------
                          $  511,840     $  541,673     $    12,745     $  (555,269)
                          ----------     ----------     -----------     -----------
QUARTER TO DATE
Aurora, CO .............  $  191,299     $  119,414     $      (696)    $  (313,366)
Bolingbrook, IL ........          --             --              --              --
Salt Lake City, UT .....        (160)        (1,958)             --              --
                          ----------     ----------     -----------     -----------
                          $  191,139     $  117,456     $      (696)    $  (313,366)
                          ----------     ----------     -----------     -----------

                              NET INVESTMENT INCOME

Net investment income from property operations for the industrial properties was substantially the same, at $0.5 million, for the nine months ended September 30, 2004 and 2003. Net investment income from property operations for the industrial properties increased from $0.1 million for the three months ended September 30, 2003 to $0.2 million for the three months ended September 30, 2004. The increase for the quarter was due to an increase in occupancy.

                              UNREALIZED GAIN/LOSS

The Aurora, Colorado industrial property owned by the Partnership experienced an immaterial unrealized gain for the nine months ended September 30, 2004 compared to an unrealized loss of approximately $1.0 million for the nine months ended September 30, 2003. The unrealized loss experienced in 2003 was due to soft market conditions and capital improvements at the property that were not reflected as an increase in market value. Also the unrealized loss of approximately $0.3 million for the three months ended September 30, 2003 was due to the same reasons.

                                  REALIZED GAIN

On January 28, 2003 the Partnership sold industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

HOTEL PROPERTY

                              NET            NET
                          INVESTMENT     INVESTMENT     UNREALIZED      UNREALIZED
                            INCOME         INCOME       GAIN/(LOSS)     GAIN/(LOSS)    OCCUPANCY    OCCUPANCY
PROPERTY                   09/30/04       09/30/03       09/30/04        09/30/03      09/30/04     09/30/03
--------                  ----------     ----------     -----------     -----------    ---------    ---------
YEAR TO DATE
Lake Oswego, OR*             $402,509       N/A           $ 27,966          N/A           76%         N/A

QUARTER TO DATE
Lake Oswego, OR*             $226,826       N/A           $144,094          N/A

*Hotel purchased in December 2003

                              NET INVESTMENT INCOME

On December 10, 2003, the Partnership acquired a controlling interest in a 161-room hotel located in Portland, Oregon for $8.0 million. Net investment income from hotel operations was $0.4 million for the nine months ended September 30, 2004. Net investment income from hotel operations was $0.2 million for the three months ended September 30, 2004.

                              UNREALIZED GAIN/LOSS

The Lake Oswego, Oregon hotel property owned by the Partnership experienced an immaterial unrealized gain for the nine months ended September 30, 2004 and an unrealized gain of $0.1 million for the three months ended September 30, 2004 due to capital improvements that were reflected as an increase in market value.

OTHER

Other net investment income decreased $0.3 million during the nine months ended September 30, 2004 compared to the corresponding period in 2003. Other net investment income was substantially the same during the three months ended September 30, 2003 and 2004. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS -- The Partnership's investments in real estate are initially carried at their purchase price. Subsequently, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter, with independent updates quarterly. The Chief Real Estate Appraiser of Prudential Investment Management ("PIM") is responsible to assure that the valuation process provides objective and reasonable market value estimates.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process, except for other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of September 30, 2004 and September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 40.12% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at September 30, 2004:

                                             ESTIMATED MARKET
                                                   VALUE           AVERAGE
                               MATURITY       (IN $ MILLIONS)   INTEREST RATE
                            ----------------------------------------------------
Cash equivalents..........    0-3 months           $25.4            7.18%

The table below discloses the Partnership's fixed rate debt as of September 30, 2004. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),           10/1/2004-                                                                  ESTIMATED
INCLUDING CURRENT PORTION        12/31/2004  2005      2006      2007      2008     THEREAFTER     TOTAL    FAIR VALUE
                                 ----------  ----     ------     ----     -------   ----------    -------   ----------
Average Fixed Interest Rate ....    5.07%    5.67%      5.20%    5.18%       5.00%       6.75%       6.24%
Fixed Rate .....................    $185     $774     $8,479     $588     $26,091     $16,034     $52,151     $53,547
                                    ----     ----     ------     ----     -------     -------     -------     -------
Total Mortgage Loans Payable ...    $185     $774     $8,479     $588     $26,091     $16,034     $52,151     $53,547
                                    ----     ----     ------     ----     -------     -------     -------     -------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and President and Chief Accounting Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, the Chief Executive Officer and President and Chief Accounting Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

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

      11.   Not applicable.

      12.   Not applicable.

      15.   Not applicable.

      18.   None.

      19.   Not applicable.

      22.   Not applicable.

      23.   None.

      24.   Not applicable.

      27.   Not applicable.

      31.1  Section  302  Certification  of  the  Chief  Executive  Officer  and
            President.

      31.2  Section 302 Certification of the Chief Accounting Officer.

      32.1  Section  906  Certification  of  the  Chief  Executive  Officer  and
            President.

      32.2  Section 906 Certification of the Chief Accounting Officer.

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  IN RESPECT OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        ----------------------------------------------------------------
                                  (REGISTRANT)


Date:   November 15, 2004                     By:  /s/ Andrew J. Mako
        -----------------                         ----------------------
                                                     Andrew J. Mako
                                                     Chief Executive Officer and
                                                     President