Form 10-K
period 2004-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2005-03-31
CIK 829114

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

For the fiscal year ended December 31, 2004
                          -----------------

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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                    YES [_]    NO [X]


End of Amendment________________________________________________________________

================================================================================

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (Registrant)


                                      INDEX
                                      -----

   Item                                                                     Page
    No.                                                                      No.
   -----                                                                   -----

         Cover Page

         Index                                                                2

         Forward-Looking Statement Disclosure                                 3

PART I

   1.    Business                                                             4

   2.    Properties                                                           6

   3.    Legal Proceedings                                                    6

   4.    Submission of Matters to a Vote of Security Holders                  6

PART II

   5.    Market for the Registrant's Interests, Related Security
         Holder Matters and Issuer Purchases of Equity Securities             7

   6.    Selected Financial Data                                              7

   7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

   7A.   Quantitative and Qualitative Disclosures About Market Risk          14

   8.    Financial Statements and Supplementary Data                         14

   9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            14

   9A.   Controls and Procedures                                             14

   9B.   Other Information                                                   14

PART III

   10.   Directors and Executive Officers of the Registrant                  15

   11.   Executive Compensation                                              16

   12.   Security Ownership of Certain Beneficial Owners and Management      16

   13.   Certain Relationships and Related Transactions                      16

   14.   Principal Accounting Fees and Services                              16

PART IV

   15.   Exhibits, Financial Statement Schedules                             17

   Exhibit Index                                                             17

   Signatures                                                                19

                      FORWARD-LOOKING STATEMENT DISCLOSURE


Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company") or the Prudential Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts, economic conditions in local markets in which the property in the Real Property Account are located; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

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

      Office Properties--The Partnership owns office properties in Lisle and Oakbrook Terrace, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 494,284 of which 68% or 333,951 square feet are leased between 1 and 10 years.

      Apartment Complexes--The Partnership owns apartment complexes in Atlanta, Georgia; Raleigh, North Carolina; Jacksonville, Florida; and Salem and Gresham, Oregon. There are a total of 1,253 apartment units available of which 91% or 1,135 units are leased. Leases range from month to month to one year. Two of the Partnership's Salem, Oregon apartment complexes, which had a total of 188 units, were sold on December 14, 2004.

      Retail Property--The Partnership owns retail centers in Roswell, Georgia; Kansas City, Kansas and Missouri; Ocean City, Maryland; and Hampton, Virginia. Total square footage owned is approximately 1,163,464 of which 84% or 979,251 square feet are leased between 1 and 30 years.

      Industrial Properties--The Partnership owns an industrial building in Aurora, Colorado. Total square footage owned is approximately 277,930 of which 66% or184,047 square feet are leased between 1 and 10 years.

      Hotel Property--On December 10, 2003, the Partnership invested in a hotel located in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2004 averaged 68.3%.

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

For information regarding the Partnership's investments, operations, and other significant events, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data.

The following is a description of general conditions in the U.S. real estate markets. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values and returns in this section are not necessarily relevant in the Partnership's portfolio. The results described are not indicative of future performance of the industry, or this account.

REAL ESTATE MARKET OVERVIEW

Real estate market fundamentals in most property sectors and markets remained relatively weak in 2004, but began to improve modestly in the second half of the year. Despite the generally weak property market conditions, robust capital flows into the sector and low interest rates continued to support asset values and drive investment performance. Private and public equity real estate investment benchmarks posted large gains in the fourth quarter and 2004 overall. The National Council of Real Estate Investment Fiduciaries' (NCREIF) Property Index, the benchmark for unleveraged private institutional real estate investments in the U.S., gained nearly 4.7% in the fourth quarter, which pushed the Index's one-year total return to more than 14.5%.

OFFICE MARKET

Office market fundamentals continued to improve during 4th quarter 2004. According to Torto Wheaton Research, a Boston-based real estate research firm, the national average office vacancy rate declined to 15.4% in the fourth quarter from 15.9% at the end of 3rd quarter 2004 and 16.8% at year-end 2003. Notably, the fourth quarter marked the sixth consecutive quarter of declining vacancy. The average suburban office vacancy rate declined to 16.6%, which marked a substantial improvement over the 18.6% vacancy rate at year-end 2003. Downtown vacancy rates also improved last year. The average vacancy rate for downtown office properties fell to 13.2% by year-end 2004 from 13.6% at the end of 2003.

Although market rents for suburban and downtown office space remain soft, the improving job market and healthy investor demand for office properties helped the NCREIF office subindex deliver one-year total returns of about 12% in 2004, which included 4% appreciation and a one-year income return of nearly 7.8%.

APARTMENT MARKET

Property market trends remain most troubling in the apartment sector. Excess new supply, weak tenant demand, the rising homeownership rate and weak job market have eroded tenant demand in most markets. However, according to REIS, Inc., a national real estate research firm, market rents for apartment units appear to have stabilized and vacancies have improved modestly since year-end 2003. The national average apartment vacancy rate improved to 6.7% at year-end 2004 from 7.1% at the end of 2003.

Despite the generally poor apartment market fundamentals, investor demand for apartment properties remains strong. Condo converters, investors who buy apartment and other properties for conversion to residential condominiums, emerged as aggressive capital sources in many markets last year and helped drive capitalization rates for apartment properties to very low levels. As a result, the apartment subindex of the NCREIF Property Index delivered a total return of 13.2% in 2004. The apartment return included more than 6.8% appreciation and a one-year income return of about 6.1%.

RETAIL MARKET

The retail sector benefited from favorable national trends in 2004. In addition to positive employment growth and an increase in consumer confidence, the International Council of Shopping Centers (ICSC) reports that chain store sales increased 3.8% in 2004, the largest gain since 2000.

Landlords and investors enjoyed the strongest absorption in years as retailers continued to expand their store base. As a result, despite healthy construction activity, the vacancy rate for neighborhood and community shopping centers fell to 6.8% in 4th quarter 2004, according to REIS. This marked the 11th straight quarter with a vacancy rate at or below 7.1%. Retail rents continued to climb last year, increasing nearly 2.9% from year-end 2003, according to REIS.

The retail subindex remained the best-performing sector in the NCREIF index, returning 7.8% during 4th quarter 2004 and nearly 23% for the year overall. Robust appreciation accounted for a significant share of the retail sector's total return in the 4th quarter and for the year overall. Retail property values gained 5.9% in the fourth quarter and more than 14.4% for the year, which exceeded the total returns in all other property sectors.

INDUSTRIAL MARKET

Industrial space market fundamentals benefited from improvements in manufacturers' shipments, inventories and orders in 2004. The national average industrial vacancy rate continued to decline in 4th quarter 2004, falling to 10.8% at year-end, according to Torto Wheaton Research. This marks a modest improvement from year-end 2003, when the average vacancy rate peaked at about 11.6%. During the last property market downturn in the early 1990s, the national industrial vacancy rate peaked at about 10.7%. Despite the improvement in vacancy rates, the average rental rate at the end of 2004 was unchanged from one year earlier.

The NCREIF industrial subindex delivered a 12.1% total return in 2004, including about 3.9% appreciation and an income return of 7.9%.

HOTEL MARKET

Although operating fundamentals in the hotel industry improved in 2004, the hotel sector remained the weakest of the NCREIF property types. According to Smith Travel Research, a national lodging industry research firm, average revenue per available room (RevPAR) improved 8.4% during 2004 versus year-end 2003. Importantly, improving occupancy and average daily room rates contributed to the improvement in RevPAR. Since year-end 2003, the average occupancy rate increased 3.5% to 56.9%, while the average daily room rate (ADR) increased 4.8% to $86.23.

The NCREIF hotel subindex delivered a 10.2% total return in 2004, which included 2.0% appreciation, the lowest among the five property subtypes in the NCREIF index, and an 8.1% income return.

ITEM 2.   PROPERTIES

Not Applicable.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S INTERESTS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of December 31, 2004 there were approximately 1,894 contract owners of record investing in the Real Property Account.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------------
                                                        2004           2003            2002            2001            2000
                                                        ----           ----            ----            ----            ----
RESULTS OF OPERATIONS:
Total Investment Income .........................   $ 29,076,163   $ 27,060,494    $ 27,077,048    $ 27,480,593    $ 26,387,938
                                                    ============   ============    ============    ============    ============
Net Investment Income ...........................   $  7,799,606   $ 10,613,409    $ 10,864,043    $ 12,350,306    $ 13,638,117
Net Realized and Unrealized Gain (Loss)
on Investment in Partnership ....................      3,280,394     (6,467,364)     (8,517,663)     (2,547,749)      4,487,022
                                                    ------------   ------------    ------------    ------------    ------------
Net Increase in Net Assets
Resulting From Operations .......................   $ 11,080,000   $  4,146,045    $  2,346,380    $  9,802,557    $ 18,125,139
                                                    ============   ============    ============    ============    ============


FINANCIAL POSITION:
                                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------------
                                                        2004           2003            2002            2001            2000
                                                        ----           ----            ----            ----            ----
Total Assets ....................................   $240,575,611   $235,627,852    $229,720,113    $234,594,652    $221,512,296
                                                    ============   ============    ============    ============    ============
Mortgage Loan Payable ...........................   $ 43,773,767   $ 43,934,494    $ 35,699,108    $ 28,994,521    $ 10,092,355
                                                    ============   ============    ============    ============    ============

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

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included elsewhere herein.

(A)  LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Partnership's liquid assets consisting of cash and cash equivalents were approximately $17.6 million, a decrease of approximately $1.3 million from $18.9 million at December 31, 2003. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, and financings. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of December 31, 2004, 7.3% of the Partnership's total assets consisted of cash and short-term obligations.

Dispositions for the year included the sale of two apartment complexes located in Salem, Oregon. The Joint Venture between the Partnership and its co-investor sold the two apartment complexes for a total of $7.1 million., which resulted in a realized gain of $1.7 million.

Subsequent to the end of the reporting period, one additional apartment asset located in Salem, Oregon sold for $4.65 million on March 10, 2005. Proceeds from the sale were used to fully payoff the Special Loan, resulting in a realized loss of approximately $1.6 million for the property.

The Partnership spent approximately $8.3 million on capital improvements to existing properties. Approximately $2.5 million was associated with leasing related costs and tenant improvements at one of the office buildings located in Brentwood, Tennessee. $1.6 million was associated with renovation of the apartment complex in Atlanta, Georgia and $0.8 million was associated with renovation and redevelopment of the retail center in Roswell, GA. Of the remaining $3.4 million balance, $2.0 million was associated with the expansion of the retail center located in Ocean City, Maryland. The Partnership also increased its investment by approximately $0.2 million in connection with redevelopment and expansion activities at the retail centers located in Kansas City, Missouri.

The Partnership provided, to a developer, short-term financing of approximately $5.0 million for the acquisition of a retail center located in Westminster, Maryland. The loan was repaid to the Partnership on September 13, 2004 together with interest at 10.5% upon obtaining third party construction financing. In addition, the Partnership invested in a Leasehold Mortgage Loan for the acquisition and redevelopment of an adjacent retail center in Westminster, Maryland. As of December 31, 2004, approximately $1.3 million was funded with interest accruing at 10% per annum.

(B)  RESULTS OF OPERATIONS

DECEMBER 31, 2004 VS. DECEMBER 31, 2003

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                        TWELVE MONTHS ENDED
                                                           DECEMBER 31,
                                                        2004           2003
                                                     -----------    -----------
NET INVESTMENT INCOME:

Office properties ................................   $ 2,102,465    $ 2,039,750
Apartment complexes ..............................     2,191,107      3,361,638
Retail properties ................................     4,728,171      6,638,838
Industrial properties ............................       933,253        993,962
Hotel property ...................................       640,660             --
Other (including interest income,
  investment mgt fee, etc.) ......................    (2,796,050)    (2,420,779)
                                                     -----------    -----------
TOTAL NET INVESTMENT INCOME ......................   $ 7,799,606    $10,613,409
                                                     ===========    ===========

                                                        TWELVE MONTHS ENDED
                                                           DECEMBER 31,
                                                        2004           2003
                                                     -----------    -----------

NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Apartment complexes ..............................   $ 1,730,000    $        --
Industrial properties ............................            --        466,061
                                                     -----------    -----------
TOTAL NET REALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ........................   $ 1,730,000    $   466,061
                                                     ===========    ===========

NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

Office properties ................................   $   222,384    $(5,776,072)
Apartment complexes ..............................      (653,211)      (141,845)
Retail properties ................................     2,072,493       (455,340)
Industrial properties ............................      (190,659)      (560,168)
Hotel property ...................................        99,387             --
                                                     -----------    -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ........................     1,550,394     (6,933,425)
                                                     ===========    ===========
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ........................   $ 3,280,394    $(6,467,364)
                                                     ===========    ===========

NET INVESTMENT INCOME OVERVIEW

The Partnership's net investment income for the year ended December 31, 2004 was $7.8 million, a decrease of $2.8 million when compared to the corresponding period in 2003. The decrease is due to the sale of two apartment complexes in Salem, Oregon, increased vacancy at the retail center located in Roswell, Georgia due to a late 2003 lease termination, increased rental concessions within the apartment portfolio, and soft market conditions and vacancy within the office portfolio. The Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon resulted in a full year of operating income, partially offsetting the decrease in total net investment income.

In addition, net investment income in 2003 benefited from a $1.9 million lease termination fee with respect to the retail center located in Roswell, Georgia.

Revenue increased $1.6 million in 2004 compared to 2003. Administrative expenses increased $1.7 million in 2004 compared to 2003. Operating expenses increased $2.4 million in 2004 compared to 2003. All of these increases were due to the Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon as discussed above.

Equity in income of real estate partnership increased $0.07 million in 2004 compared to 2003. The increase is due to an increase in revenue associated with expansion of an existing retail center located in Ocean City, Maryland.

Interest and equity income on mortgage loans receivable and other loans receivable was $0.14 million for the year ended December 2004. This was due to the Leasehold Mortgage Loan associated with the redevelopment of a retail center in Westminster, Maryland.

Income from other real estate investments was $0.25 million for the year ended December 31, 2004. This was due to short-term financing for the acquisition of a retail center located in Westminster, Maryland.

Interest on short-term investments decreased approximately $0.03 million in 2004 when compared to 2003. The decrease is due primarily to lower cash balances.

VALUATION OVERVIEW

The Partnership recorded an unrealized gain of $3.3 million for the year ended December 31, 2004 compared to an unrealized loss of $6.9 million during the corresponding period in 2003. The 2004 unrealized gain was attributed to the retail and apartment sectors. The retail sector recorded an unrealized gain totaling $2.1 million, primarily due to strengthening market fundamentals, renovation and re-leasing efforts at the Partnership's retail centers. The apartment portfolio recorded unrealized and realized gain of $1.1 million. While market conditions remain soft in the apartment sector, continued investor demand has increased valuations. The two office assets located in Brentwood, Tennessee recorded unrealized gains of $3.4 million in 2004; however, this was offset by continued weak market fundamentals in the office sector.

OFFICE PORTFOLIO

                                    NET           NET
                                INVESTMENT    INVESTMENT     UNREALIZED      UNREALIZED
                                  INCOME        INCOME       GAIN/(LOSS)     GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                         12/31/04      12/31/03       12/31/04        12/31/03       12/31/04       12/31/03
------------                    ----------    ----------     ----------      ----------      ---------      ---------
YEAR TO DATE
------------
Lisle, IL                        $ 498,150      $ 709,818    $(2,161,087)    $(1,910,862)        43%            47%
Brentwood, TN                      806,096        714,837      1,626,824        (515,685)        91%            79%
Oakbrook Terrace, IL               404,805        102,262       (613,875)     (1,528,934)        41%            42%
Beaverton, OR                      904,462        930,822       (400,000)       (800,000)        72%            81%
Brentwood, TN                     (511,048)      (417,989)     1,770,522      (1,020,591)       100%             0%
--------------------------------------------------------------------------------------------
                                $2,102,465     $2,039,750      $ 222,384     $(5,776,072)
--------------------------------------------------------------------------------------------


NET INVESTMENT INCOME

Net investment income for the Partnership's office portfolio was $2.1 million for the year ended December 31, 2004, an increase of $0.1 million, when compared to the corresponding period in 2003.

UNREALIZED GAIN/LOSS

The five office properties owned by the Partnership recorded an aggregate unrealized gain of approximately $0.2 million during 2004. Large gains were recorded at both assets in Brentwood, Tennessee, mainly due to strengthening market conditions, increasing rents, and stabilized occupancy. Offsetting these gains were losses recorded at the office complexes located in Lisle and Oakbrook Terrace, Illinois and Beaverton, Oregon primarily due to lower market rents, decreased occupancy, and lease up costs associated with attracting new tenants.

The five office properties owned by the Partnership recorded an aggregate unrealized loss of approximately $5.8 million during 2003. The losses were primarily due to decreased occupancy, lower market rents, and increased lease up costs.

APARTMENT COMPLEXES

                                      NET           NET
                                  INVESTMENT    INVESTMENT     UNREALIZED      UNREALIZED
                                    INCOME        INCOME       GAIN/(LOSS)     GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04      12/31/03       12/31/04        12/31/03       12/31/04       12/31/03
------------                      ----------    ----------     ----------      ----------      ---------      ---------
YEAR TO DATE
------------
Atlanta, GA                        $ 814,285      $ 819,908    $(1,946,818)     $ (588,553)        88%            91%
Raleigh, NC                          559,605        738,292        262,271          95,512         95%            93%
Jacksonville, FL                     972,604      1,096,620         69,368       1,419,362         89%            91%
Gresham/Salem, OR                   (155,387)       706,818      2,691,965      (1,068,166)        91%            90%
----------------------------------------------------------------------------------------------
                                  $2,191,107     $3,361,638     $1,076,786      $ (141,845)
----------------------------------------------------------------------------------------------

NET INVESTMENT INCOME

Net investment income for the Partnership's apartment complexes was $2.2 million for the year ended December 31, 2004, a decrease of $1.2 million, when compared to the corresponding period in 2003. The decrease was primarily due to (a) mortgage interest incurred for the complex located in Raleigh, North Carolina that was not applicable during the first six months of 2003, (b) the loss of income resulting from the sale of two apartment complexes in Salem, Oregon, and
(c) soft market conditions affecting the remaining two apartment complexes located in Gresham/Salem, Oregon and Jacksonville, FL.

UNREALIZED GAIN/LOSS

The Partnership recorded an aggregate unrealized gain of $1.2 million for the year ended December 31, 2004 compared to an unrealized loss of $0.1 million for the year ended December 31, 2003 on its apartment complexes. The 2004 unrealized gain was primarily due to continued investor demand, which has caused an increase in valuations. The unrealized loss of $0.1 million in 2003 was mainly attributable to increased operating expenses at the apartment complexes located in Gresham/Salem, Oregon.

RETAIL PROPERTIES

                                      NET           NET
                                  INVESTMENT    INVESTMENT     UNREALIZED      UNREALIZED
                                    INCOME        INCOME       GAIN/(LOSS)     GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04      12/31/03       12/31/04        12/31/03       12/31/04       12/31/03
-------------                     ----------    ----------     -----------     -----------     ---------      ---------
YEAR TO DATE
------------
Roswell, GA                       $1,576,783     $4,403,743    $(2,536,369)    $(1,571,423)        74%            76%
Kansas City, KS; MO                  623,917        560,660      2,727,694        (934,885)        81%            83%
Hampton, VA                        1,220,607      1,077,627        981,574         570,136        100%           100%
Ocean City, MD                       921,803        596,808        899,597       1,480,832         93%           100%
Westminster, MD*                     246,765             --             --              --         N/A            N/A
Westminster, MD**                    138,296             --             --              --         N/A            N/A
----------------------------------------------------------------------------------------------
                                  $4,728,171     $6,638,838     $2,072,496      $ (455,340)
----------------------------------------------------------------------------------------------

*  Other Real Estate Investment (Acquired October 2003)
** Mortgage Loan Receivable (Acquired January 2004)

NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties decreased approximately $1.9 million for the year ended December 31, 2004 when compared to the corresponding period in 2003. The principal component of higher net investment income in 2003 was the $1.9 million lease termination payment received at the retail center located in Roswell, Georgia. Partially offsetting the decreases attributable to the Roswell, Georgia property were increases in net investment income at the center in Ocean City, Maryland as a result of the expansion and the interest income generated by the Leasehold Mortgage Loan associated with the two Westminster, Maryland redevelopments. It should also be noted that on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment thereafter.

In late 2004, a new lease was executed for a 45,600 square foot Publix grocery store in Roswell, Georgia; the lease term is 20 years; rent commences upon completion of a new store (estimated to be in late 2005).

UNREALIZED GAIN/LOSS

The retail properties recorded an aggregate unrealized gain of $2.1 million for the year ended December 31, 2004. The Kansas City, Kansas and Hampton, Virginia retail centers recorded unrealized gains primarily due to strengthening market fundamentals. The Ocean City, Maryland retail center recorded a gain due to completion of a pre-leased expansion of the center. Partially offsetting these gains was an unrealized loss of $2.5 million recorded at the retail center located in Roswell, Georgia due to the likely loss of a major anchor tenant at the expiration of its lease in January 2009.

The retail properties recorded an aggregate unrealized loss of $0.5 million for the year ended December 31, 2003. The retail center located in Hampton, Virginia had recorded an unrealized gain of $0.6 million in 2003 due to continued strengthening market fundamentals. The retail center in Ocean City, Maryland had recorded a net unrealized gain of $1.5 million in 2003 due to renovation and re-leasing efforts. Offsetting these gains was the unrealized loss for the Kansas City, Kansas retail centers, primarily due to renovations from the expansion of the existing grocery store anchor, which were not reflected as an increase in market value. In addition, an unrealized loss for the Roswell, Georgia retail center was recorded due to decreases in market rental rates and shorter-term lease renewals.

INDUSTRIAL PROPERTIES

                                      NET           NET        UNREALIZED/     UNREALIZED/
                                  INVESTMENT    INVESTMENT      REALIZED        REALIZED
                                    INCOME        INCOME       GAIN/(LOSS)     GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04      12/31/03       12/31/04        12/31/03       12/31/04       12/31/03
-------------                     ----------    ----------     -----------     -----------     ---------      ---------
YEAR TO DATE
------------
Aurora, CO                         $ 936,264      $ 687,743     $ (190,659)      $(560,168)        66%            70%
Bolingbrook, IL                        2,603           (146)            --              --         Sold September 2002
Salt Lake City, UT                    (5,614)       306,365             --         466,061          Sold January 2003
---------------------------------------------------------------------------------------------
                                   $ 933,253      $ 993,962     $ (190,659)      $ (94,107)
---------------------------------------------------------------------------------------------

NET INVESTMENT INCOME

Net investment income for the Partnership's industrial properties was $0.9 million for the year ended December 31, 2004, a decrease of $0.1 million, when compared to the corresponding period in 2003. The decrease was due to the loss of rent associated with the 2003 sale of the Salt Lake City asset. This was offset by an early termination penalty payment at the Aurora, Colorado asset.

UNREALIZED GAIN/LOSS

The Aurora, Colorado industrial property owned by the Partnership recorded an unrealized loss of $0.2 million for the year ended December 31, 2004, compared to an unrealized loss of approximately $0.6 million for the year ended December 31, 2003. The unrealized loss recorded in 2004 and 2003 were due to soft market conditions and capital improvements at the property that were not reflected as an increase in market value.

REALIZED GAIN

On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

HOTEL PROPERTY

                                      NET           NET
                                  INVESTMENT    INVESTMENT     UNREALIZED      UNREALIZED
                                    INCOME        INCOME       GAIN/(LOSS)     GAIN/(LOSS)     OCCUPANCY      OCCUPANCY
PROPERTY                           12/31/04      12/31/03       12/31/04        12/31/03       12/31/04       12/31/03
--------                          ----------    ----------     -----------     -----------     ---------      ---------
YEAR TO DATE
------------
Lake Oswego, OR*                   $ 640,660        N/A          $ 99,387         N/A             66%            50%

* Hotel purchased in December 2003

NET INVESTMENT INCOME

On December 10, 2003, the Partnership acquired a controlling interest in a 161-room hotel located in Lake Oswego, Oregon for $8.0 million. Net investment income from hotel operations was $0.6 million for the year ended December 31, 2004.

UNREALIZED GAIN/LOSS

The Lake Oswego, Oregon hotel property owned by the Partnership recorded an unrealized gain of $0.1 million for the year ended December 31, 2004.

OTHER

Other net investment income decreased $0.4 million during the year ended December 31, 2004 compared to the corresponding period in 2003. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS--The Partnership's investments in real estate are initially carried at their purchase price. Subsequently, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter, with independent updates quarterly. The Chief Real Estate Appraiser of Prudential Investment Management ("PIM") is responsible to assure that the valuation process provides objective and reasonable market value estimates.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process, except for other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2004 and December 31, 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 32.85% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at December 31, 2004:

                                             ESTIMATED MARKET
                                                   VALUE             AVERAGE
                               MATURITY       (IN $ MILLIONS)     INTEREST RATE
--------------------------------------------------------------------------------
Cash equivalents............  0-3 months           $17.6              5.18%

The table below discloses the Partnership's fixed rate debt as of December 31, 2004. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),                                                                            ESTIMATED
INCLUDING CURRENT PORTION            2005      2006      2007       2008   THEREAFTER   TOTAL    FAIR VALUE
-------------------------            ----      ----      ----       ----   ----------   -----    ----------
Average Fixed Interest Rate......    5.22%     5.20%      5.18%     4.99%      6.75%      6.17%
Fixed Rate.......................    $512      $549       $588   $26,090    $16,034    $43,773     $44,816
-----------------------------------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $512      $549       $588   $26,090    $16,034    $43,773     $44,816

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                        POSITION                                         AGE
-----                       -------                                          ---

JAMES J. AVERY, JR.         VICE CHAIRMAN AND DIRECTOR                       53
C. Edward Chaplin           Treasurer and Director                           48
Helen M. Galt               Director                                         57
Bernard J. Jacob            President and Director                           49
Ronald P. Joelson           Director                                         46
Andrew J. Mako              Director                                         48
David R. Odenath, Jr.       Director                                         48
John Chieffo                Vice President and Chief Accounting Officer      41
Clifford E. Kirsch          Chief Legal Officer and Secretary                45
Melody C. McDaid            Senior Vice President                            55
Esther H. Milnes            Senior Vice President                            54
James M. O'Connor           Senior Vice President and Actuary                49
Shirley H. Shao             Senior Vice President and Chief Actuary          50

JAMES  J.  AVERY,  JR.,  VICE  CHAIRMAN  AND   DIRECTOR--President,   Prudential
Individual Life Insurance since 1998.

C. EDWARD CHAPLIN, TREASURER AND DIRECTOR--Senior Vice President and Treasurer, Prudential since 2000; prior to 2000, Vice President and Treasurer, Prudential.

HELEN M. GALT, DIRECTOR--Company Actuary, Prudential since 1993.

BERNARD J. JACOB, PRESIDENT AND DIRECTOR--Vice President, Prudential Individual Life and Annuities, since 2004; 2002 to 2004: Vice President, Group Executive Strategy and Business Development; prior to 2001: Executive Vice President, Proact Technologies Corporation.

RONALD P. JOELSON, DIRECTOR--Senior Vice President, Prudential Asset, Liability and Risk Management since 1999.

ANDREW  J.  MAKO,   DIRECTOR--Vice  President,   Finance,   Insurance  Division,
Prudential Financial since 1999.

DAVID R. ODENATH, JR., DIRECTOR--President, Prudential Annuities, since 2003; prior to 2003: President, Prudential Investments.

JOHN CHIEFFO, VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER--Vice President and Individual Life Controller since 1998.

CLIFFORD E. KIRSCH, CHIEF LEGAL OFFICER AND SECRETARY--Chief Counsel, Variable Products, Prudential Law Department since 1995.

MELODY C. MCDAID, SENIOR VICE PRESIDENT--Vice President and Site Executive, Prudential Financial Services Customer Service Office since 1995.

ESTHER H. MILNES, SENIOR VICE PRESIDENT--Vice President and Chief Actuary, Prudential Individual Life Insurance since 1999.

JAMES M. O'CONNOR, SENIOR VICE PRESIDENT AND ACTUARY--Vice President, Guaranteed Products since 2001; prior to 2000: Corporate Vice President, Guaranteed Products, Prudential Retirement.

SHIRLEY H. SHAO, SENIOR VICE PRESIDENT AND CHIEF ACTUARY--Vice President and Actuary, Prudential since 1996.

The business address of all directors and officers of Pruco Life of New Jersey is 213 Washington Street, Newark, New Jersey 07102-2992. Pruco Life of New Jersey directors and officers are elected annually.

CODE OF ETHICS

We have adopted a code of business conduct and ethics, known as "Making the Right Choices," which applies to our Chief Executive Officer, Chief Financial Officer, as well as to our directors and other employees. Making the Right Choices is posted on Prudential Financial's website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

The Board of Directors has not designated a separate audit committee, and therefore the full Board serves as the Company's audit committee. None of the members of the Board of Directors is independent of management within the meaning of SEC rules. The Board of Directors has determined that at least one of its members, Mr. Joelson, has the requisite experience to be designated an audit committee financial expert as that term is defined by rules of the SEC. Specifically, Mr. Joelson has accounting and financial management expertise, which he gained through his experience as Senior Vice President and head of the Asset, Liability and Risk Management area of Prudential Financial, Inc., the New York Stock Exchange listed parent of the Company, as well as experience in senior financial management positions and other similar positions. Mr. Joelson also received an M.B.A. degree in Finance and Accounting from the Columbia University School of Business.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Transactions in note 7 of Notes to Financial Statements of the Partnership on page F - 24.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled "Item 2 - Ratification of the Appointment of Independent Auditors" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 7, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

              Schedule III. Real Estate Owned: Properties

              Schedule III. Real Estate Owned: Interest in Properties

              See the Index to Financial Statements and Supplementary Data on page F-1.

       3.     Documents Incorporated by Reference

              See the following list of exhibits.

       4.     Exhibits

              See the following list of exhibits.

(b)    None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

       3.1(a) The Articles of Incorporation (as amended through May 11, 1983) of
              Pruco Life Insurance Company of New Jersey are incorporated by reference to Post-Effective Amendment No. 26 to the Registration Statement on Form S-6 of Pruco Life of New Jersey Variable Appreciable Account as filed April 28, 1997, Registration No. 2-89780.

       3.1(b) Amendment to the Articles of Incorporation dated February 12, 1998 is incorporated by reference to Post-Effective Amendment No. 12 to the Registration Statement on Form S-1, of Pruco Life of New Jersey Variable Contract Real Property Account as filed on April 16, 1999, Registration No. 33-20018.

       3.2 By-Laws of Pruco Life Insurance Company of New Jersey (as amended through June 7, 1999) are incorporated by reference to Form S-6, Registration No. 333-85117, filed August 13, 1999 on behalf of Pruco Life of New Jersey Variable Appreciable Account.

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

       9.     None.

       32.2 Investment Management Agreement between Prudential Investment Management, Inc. and The Prudential Variable Contract Real Property Partnership, filed as Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.

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

       11.    Not applicable.

       12.    Not applicable.

       16.    None.

       18.    None.

       22.    Not applicable.

       23.    Not applicable.

       24.    Powers of Attorney are filed herewith.

       31.1   Section 302 Certification of Chief Executive Officer

       31.2   Section 302 Certification of Chief Financial Officer

       32.1   Section 906 Certification of Chief Executive Officer

       32.2   Section 906 Certification of Chief Financial Officer

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  IN RESPECT OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        ----------------------------------------------------------------
                                  (REGISTRANT)



Date:     March 31, 2005                    By:  /s/ Bernard J. Jacob
         --------------                         ------------------------------
                                                 Bernard J. Jacob
                                                 President and Director
                                                 (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                       DATE
---------                                  ----                        ----

/s/ Bernard J. Jacob        President and Director                March 31, 2005
------------------------    (Principal Executive Officer)
Bernard J. Jacob

/s/ John Chieffo            Chief Accounting Officer              March 31, 2005
------------------------    (Principal Accounting and
John Chieffo                Financial Officer)

*                           Director                              March 31, 2005
------------------------
James J. Avery, Jr.

*                           Treasurer and Director                March 31, 2005
------------------------
C. Edward Chaplin

*                           Director                              March 31, 2005
------------------------
Helen M. Galt

*                           Director                              March 31, 2005
------------------------
Ronald P. Joelson

*                           Director                              March 31, 2005
------------------------
Andrew J. Mako

*                           Director                              March 31, 2005
------------------------
David R. Odenath, Jr.



                                               *BY:  /s/ Thomas C. Castano
                                                    -----------------------
                                                THOMAS C. CASTANO
                                                (ATTORNEY-IN-FACT)

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX



                                                                            PAGE
                                                                            ----
A.   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Financial Statements:

         Report of Independent Registered Public Accounting Firm ........   F-2

         Statements of Net Assets -- December 31, 2004 and 2003 .........   F-3

         Statements of Operations -- Years Ended
         December 31, 2004, 2003, 2002 ..................................   F-3

         Statements of Changes in Net Assets -- Years Ended
         December 31, 2004, 2003, 2002 ..................................   F-3

         Notes to Financial Statements ..................................   F-4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Financial Statements:

         Report of Independent Registered Public Accounting Firm ........   F-8

         Report of Independent Registered Public Accounting Firm on
         Financial Statement Schedules ..................................   F-9

         Statements of Assets and Liabilities -- December 31, 2004
         and 2003 .......................................................   F-10

         Statements of Operations -- Years Ended December 31, 2004,
         2003 and 2002 ..................................................   F-11

         Statements of Changes in Net Assets -- Years Ended
         December 31, 2004, 2003 and 2002 ...............................   F-12

         Statements of Cash Flows -- Years Ended December 31, 2004,
         2003 and 2002 ..................................................   F-13

         Schedule of Investments -- December 31, 2004 and 2003 ..........   F-14

         Notes to Financial Statements ..................................   F-16

     Financial Statement Schedules:

         For the period ended December 31, 2004

         Schedule III -- Real Estate Owned: Properties ..................   F-23

         Schedule III -- Real Estate Owned: Interest in Properties ......   F-24


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Contract Owners of the
Pruco Life of New Jersey Variable Contract Real Property Account and the Board of Directors of Pruco Life Insurance Company of New Jersey


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account at December 31, 2004 and 2003, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company of New Jersey. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
March 18, 2005

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENT OF NET ASSETS
December 31, 2004 and 2003
                                                                                 2004            2003
                                                                             -----------     -----------
ASSETS
   Investment in The Prudential Variable Contract
      Real Property Partnership ........................................     $ 8,082,948     $ 7,846,237
                                                                             -----------     -----------
   Net Assets ..........................................................     $ 8,082,948     $ 7,846,237
                                                                             ===========     ===========
NET ASSETS, representing:
   Equity of contract owners ...........................................     $ 6,042,260     $ 5,852,959
   Equity of Pruco Life Insurance Company of New Jersey ................       2,040,688       1,993,278
                                                                             -----------     -----------
                                                                             $ 8,082,948     $ 7,846,237
                                                                             ===========     ===========
Units outstanding ......................................................       3,438,311       3,519,859
                                                                             ===========     ===========
Portfolio shares held ..................................................         309,093         318,217
Portfolio net asset value per share ....................................     $     26.15     $     24.66

STATEMENT OF OPERATIONS
For the periods ended December 31, 2004, 2003 and 2002
                                                                                 2004             2003             2002
                                                                             -----------      -----------      -----------
INVESTMENT INCOME
Net investment income from Partnership operations ......................     $   336,966      $   505,887      $   489,257
                                                                             -----------      -----------      -----------
EXPENSES
Charges to contract owners for assuming mortality risk and
   expense risk and for administration .................................          34,222           33,146           33,639
                                                                             -----------      -----------      -----------
NET INVESTMENT INCOME ..................................................         302,744          472,741          455,618
                                                                             -----------      -----------      -----------
NET REALIZED AND UNREALIZED GAIN
   (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments from Partnership ...          66,677         (328,761)        (400,009)
Realized gain (loss) on sale of investments from Partnership ...........          74,741           22,215           17,722
                                                                             -----------      -----------      -----------
NET GAIN (LOSS) ON INVESTMENTS .........................................         141,418         (306,546)        (382,287)
                                                                             -----------      -----------      -----------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS ...........................................     $   444,162      $   166,195      $    73,331
                                                                             ===========      ===========      ===========

STATEMENT OF CHANGES IN NET ASSETS
For the period ended December 31, 2004, 2003 and 2002

                                                                                    2004             2003             2002
                                                                             -----------      -----------      -----------
OPERATIONS
Net investment income ..................................................     $   302,744      $   472,741      $   455,618
Net change in unrealized gain (loss) on investments in Partnership .....          66,677         (328,761)        (400,009)
Net realized gain (loss) on sale of investments in Partnership .........          74,741           22,215           17,722
                                                                             -----------      -----------      -----------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS ...........................................         444,162          166,195           73,331
                                                                             -----------      -----------      -----------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners .....................................        (128,598)         (60,848)        (139,939)
Net contributions (withdrawals) by Pruco Life Insurance
   Company of New Jersey ...............................................         (78,853)      (1,114,015)         173,578
                                                                             -----------      -----------      -----------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM CAPITAL TRANSACTIONS .................................        (207,451)      (1,174,863)          33,639
                                                                             -----------      -----------      -----------
TOTAL INCREASE (DECREASE) IN NET ASSETS ................................         236,711       (1,008,668)         106,970
NET ASSETS
   Beginning of period .................................................       7,846,237        8,854,905        8,747,935
                                                                             -----------      -----------      -----------
   End of period .......................................................     $ 8,082,948      $ 7,846,237      $ 8,854,905
                                                                             ===========      ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                DECEMBER 31, 2004

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

B.   INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Account's proportionate interest of the Partnership's market value. At December 31, 2004 and 2003 the Account's interest in the Partnership was 4.3% or 309,093 shares and 4.3% or 318,217 shares respectively.

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

NOTE 4: NET WITHDRAWALS BY CONTRACT OWNERS

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey's variable insurance and variable annuity products for the years ended December 31, 2004, 2003 and 2002 were as follows:


2004:
-----
                                             VAL             VLI           SPVA           SPVL           TOTAL
                                          ---------       --------       --------       --------       ---------
Contract Owner Net Payments:              $ 310,624       $ 57,735       $      0       $    (13)      $ 368,346
Policy Loans:                              (119,474)       (22,106)             0           (565)       (142,145)
Policy Loan Repayments and Interest:        122,527          7,829              0         13,970         144,326
Surrenders, Withdrawals, and
  Death Benefits:                          (191,894)       (37,613)        (1,940)       (14,101)       (245,548)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                     (20,098)         4,924              0         (5,000)        (20,174)
Administrative and Other Charges:          (199,446)       (33,301)             0           (656)       (233,403)
                                          ---------       --------       --------       --------       ---------
NET WITHDRAWALS BY CONTRACT OWNERS        $ (97,761)      $(22,532)      $ (1,940)      $ (6,365)      $(128,598)
                                          =========       ========       ========       ========       =========

2003:
-----
                                             VAL             VLI           SPVA           SPVL           TOTAL
                                          ---------       --------       --------       --------       ---------
Contract Owner Net Payments:              $ 325,435       $ 66,854       $      0       $      0       $ 392,289
Policy Loans:                               (96,224)         6,196              0         (1,166)        (91,194)
Policy Loan Repayments and Interest:        150,021         11,474              0          1,501         162,996
Surrenders, Withdrawals, and
  Death Benefits:                          (209,965)       (48,272)        (6,000)             0        (264,237)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                       5,501            847        (17,828)             0         (11,480)
Administrative and Other Charges:          (213,640)       (34,797)             0           (785)       (249,222)
                                          ---------       --------       --------       --------       ---------
NET WITHDRAWALS BY CONTRACT OWNERS        $ (38,872)      $  2,302       $(23,828)      $   (450)      $ (60,848)
                                          =========       ========       ========       ========       =========

2002:
-----
                                             VAL             VLI           SPVA           SPVL           TOTAL
                                          ---------       --------       --------       --------       ---------
Contract Owner Net Payments:              $ 342,282       $ 62,548       $      0       $      9       $ 404,839
Policy Loans:                              (134,116)       (11,582)             0         (1,524)       (147,222)
Policy Loan Repayments and Interest:        130,162          9,722              0          1,741         141,625
Surrenders, Withdrawals, and
  Death Benefits:                          (237,764)       (32,072)             0           (112)       (269,948)
Net Transfers To Other Subaccounts
  or Fixed Rate Option:                     (26,640)        14,945              0         (4,840)        (16,535)
Administrative and Other Charges:          (218,522)       (33,382)             0           (794)       (252,698)
                                          ---------       --------       --------       --------       ---------
NET WITHDRAWALS BY CONTRACT OWNERS        $(144,598)      $ 10,179       $      0       $ (5,520)      $(139,939)
                                          =========       ========       ========       ========       =========

NOTE 5: UNIT ACTIVITY

Transactions in units for the years ended December 31, 2004, 2003 and 2002 were as follows:

2004:
-----

                                                                            VAL        VLI        SPVA        SPVL
                                                                         --------    -------     ------      ------
Company Contributions:       138,338   Contract Owner Contributions:      189,069     30,893          0       6,992
Company Redemptions:        (164,449)  Contract Owner Redemptions:       (231,016)   (40,269)      (920)    (10,186)

2003:
                                                                            VAL        VLI        SPVA        SPVL
                                                                         --------    -------     ------      ------
Company Contributions:       134,817  Contract Owner Contributions:       219,562     38,081          0         765
Company Redemptions:        (626,880) Contract Owner Redemptions:        (237,355)   (37,038)   (12,153)       (993)

2002:
-----
                                                                            VAL        VLI        SPVA        SPVL
                                                                         --------    -------     ------      ------
Company Contributions:       158,361   Contract Owner Contributions:      211,561     38,915          0       5,731
Company Redemptions:         (69,438)  Contract Owner Redemptions:       (278,286)   (34,428)        (2)     (8,453)

NOTE 6: PURCHASES AND SALES OF INVESTMENTS

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2004, 2003 and 2002 were as follows:

               DECEMBER 31, 2004       DECEMBER 31, 2003      DECEMBER 31, 2002
               -----------------       -----------------      -----------------
PURCHASES:                 $0                      $0                     $0
SALES:              $(241,673)            $(1,208,010)                    $0


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

                                   AT YEAR ENDED                                  FOR THE YEAR ENDED
                     -----------------------------------------     --------------------------------------------------
                      UNITS        UNIT VALUE       NET ASSETS      INVESTMENT     EXPENSE RATIO**    TOTAL RETURN***
                     (000'S)     LOWEST-HIGHEST       (000'S)      INCOME RATIO*   LOWEST-HIGHEST     LOWEST-HIGHEST
                     -------  --------------------  ----------     -------------   ---------------    ---------------
December 31, 2004     2,563   $2.08645 to $2.45484    $6,042           4.15%       0.35% to 1.25%     4.74% to 5.68%
December 31, 2003     2,618   $1.99197 to $2.32279    $5,853           5.77%       0.35% to 1.25%     0.98% to 1.89%
December 31, 2002     2,647   $1.97263 to $2.27966    $5,818           5.59%       0.35% to 1.25%    -0.03% to 0.87%
December 31, 2001     2,712   $1.97316 to $2.26011    $5,922           5.89%       0.35% to 1.25%     3.50% to 4.42%

The table above reflects information for units held by contract owners. Pruco Life of New Jersey also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco
Life  of New  Jersey  held  875,413,  901,524,  1,393,587  and  1,304,664  units representing $2,040,688,  $1,993,278, $3,036,542 and $2,826,338 of net assets as of December 31, 2004, 2003, 2002 and 2001, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life of New Jersey to purchase additional units in its account resulting in no impact of its net assets.

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

C.   COST OF INSURANCE AND OTHER RELATED CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges, not to exceed 5% for VAL and 9% for VLI, which are deducted in order to compensate Pruco Life of New Jersey for the cost of selling the contract and (3) transaction costs, applicable to VAL, are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract to compensate Pruco Life of New Jersey for the guaranteed minimum death benefit risk. These charges are assesseed through the redemption of units.

D.   DEFERRED SALES CHARGE

Subsequent to a contract owner redemption, a deferred sales charge is imposed upon surrenders of certain variable life insurance contracts to compensate Pruco Life of New Jersey for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued but will not exceed 45% of one scheduled annual premium for VAL contracts and 9% of the initial premium payment for SPVL. No sales charge will be imposed after the sixth and tenth year of the contract for SPVL and VAL, respectively. No sales charge will be imposed on death benefits. A deferred sales charge is assessed through the redemption of units.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners of The Prudential
Variable Contract Real Property Partnership

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          FINANCIAL STATEMENT SCHEDULES



To the Partners of The Prudential Variable
Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated March 16, 2005 appearing in this Annual Report also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
March 16, 2005

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                    2004              2003
                                                                                ------------      ------------
ASSETS
REAL ESTATE INVESTMENTS -- At estimated market value:
   Real estate and improvements
      (cost: 12/31/2004 -- $224,584,885; 12/31/2003 -- $223,943,870) .....      $203,246,069      $201,144,866
   Real estate partnerships (cost: 12/31/2004 -- $11,286,826;
      12/31/2003 -- $10,609,273) .........................................        12,126,566         8,721,319
   Mortgage and other loans receivable (cost: 12/31/2004 -- $1,332,060
      12/31/2003 -- $0) ..................................................         1,332,060                --
   Other real estate investments (cost: 12/31/2004 -- $0;
      12/31/2003 -- $500,000) ............................................                --           500,000
                                                                                ------------      ------------
      Total real estate investments ......................................       216,704,695       210,366,185
CASH AND CASH EQUIVALENTS ................................................        17,557,182        18,901,814
OTHER ASSETS, NET ........................................................         6,313,734         6,359,853
                                                                                ------------      ------------
      Total assets .......................................................      $240,575,611      $235,627,852
                                                                                ============      ============
LIABILITIES & PARTNERS' EQUITY
MORTGAGE LOANS PAYABLE ...................................................      $ 43,773,767      $ 43,934,494
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ....................................         3,096,006         2,998,752
DUE TO AFFILIATES ........................................................           721,419         1,017,932
OTHER LIABILITIES ........................................................           622,900           947,110
MINORITY INTEREST ........................................................         5,638,458         5,086,503
                                                                                ------------      ------------
      Total liabilities ..................................................        53,852,550        53,984,791
                                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY .........................................................       186,723,061       181,643,061
                                                                                ------------      ------------
      Total liabilities and partners' equity .............................      $240,575,611      $235,627,852
                                                                                ============      ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ............................         7,140,308         7,366,835
                                                                                ============      ============
SHARE VALUE AT END OF PERIOD .............................................            $26.15            $24.66
                                                                                ============      ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                               2004              2003              2002
                                                                        -----------       -----------       -----------
INVESTMENT INCOME:
   Revenue from real estate and improvements .....................      $27,810,539       $26,217,891       $26,345,500
   Equity in income of real estate partnership ...................          629,190           560,660           276,209
   Interest and equity income on mortgage
      and other loans receivable .................................          138,296                --                --
   Income from other real estate investments .....................          246,764                --                --
   Interest on short-term investments ............................          251,374           281,943           455,339
                                                                        -----------       -----------       -----------
      Total investment income ....................................       29,076,163        27,060,494        27,077,048
                                                                        -----------       -----------       -----------
INVESTMENT EXPENSES:
   Operating .....................................................        7,545,335         5,116,001         5,261,674
   Investment management fee .....................................        2,666,103         2,493,957         2,486,639
   Real estate taxes .............................................        2,687,018         2,590,600         2,824,719
   Administrative ................................................        5,243,944         3,496,973         3,345,192
   Interest expense ..............................................        2,910,841         2,557,294         1,989,473
   Minority interest .............................................          223,316           192,260           305,308
                                                                        -----------       -----------       -----------
         Total investment expenses ...............................       21,276,557        16,447,085        16,213,005
                                                                        -----------       -----------       -----------
NET INVESTMENT INCOME ............................................        7,799,606        10,613,409        10,864,043
                                                                        -----------       -----------       -----------
REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
   INVESTMENTS:
   Net proceeds from real estate investments sold ................        7,105,000         5,689,488         6,282,075
   Less: Cost of real estate investments sold ....................        7,307,410         6,620,263         9,101,381
   Realization of prior years' unrealized
      gain (loss) on real estate investments sold ................       (1,932,410)       (1,396,836)       (3,212,838)
                                                                        -----------       -----------       -----------
   Net gain (loss) realized on real estate
      investments sold ...........................................        1,730,000           466,061           393,532
                                                                        -----------       -----------       -----------
   Change in unrealized gain (loss) on real estate investments ...        2,457,887        (6,169,630)       (8,739,488)
   Less: Minority interest in unrealized gain (loss) on
      real estate investments ....................................          907,493           763,795           171,707
                                                                        -----------       -----------       -----------
   Net unrealized gain (loss) on real estate investments .........        1,550,394        (6,933,425)       (8,911,195)
                                                                        -----------       -----------       -----------
NET REALIZED AND UNREALIZED GAIN (LOSS)
   ON REAL ESTATE INVESTMENTS ....................................        3,280,394        (6,467,364)       (8,517,663)
                                                                        -----------       -----------       -----------
INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM OPERATIONS ...............................................      $11,080,000       $ 4,146,045       $ 2,346,380
                                                                        ===========       ===========       ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                            2004               2003               2002
                                                                        ------------       ------------       ------------
INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS:
   Net investment income .........................................      $  7,799,606       $ 10,613,409       $ 10,864,043
   Net gain (loss) realized on real estate investments sold ......         1,730,000            466,061            393,532
   Net unrealized gain (loss) from real estate investments .......         1,550,394         (6,933,425)        (8,911,195)
                                                                        ------------       ------------       ------------
   Increase (decrease) in net assets resulting from operations ...        11,080,000          4,146,045          2,346,380
                                                                        ------------       ------------       ------------
INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM CAPITAL TRANSACTIONS:
   Withdrawals by partners
      (2004 --226,527; 2003 -- 278,014; and
      2002 -- 672,622 shares, respectively) ......................        (6,000,000)        (6,856,490)       (16,143,510)
                                                                        ------------       ------------       ------------
         Increase (decrease) in net assets
            resulting from capital transactions ..................        (6,000,000)        (6,856,490)       (16,143,510)
                                                                        ------------       ------------       ------------
INCREASE (DECREASE) IN NET ASSETS ................................         5,080,000         (2,710,445)       (13,797,130)
NET ASSETS -- Beginning of period ................................       181,643,061        184,353,506        198,150,636
                                                                        ------------       ------------       ------------
NET ASSETS -- End of period ......................................      $186,723,061       $181,643,061       $184,353,506
                                                                        ============       ============       ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                            2004              2003              2002
                                                                        -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations .......................      $11,080,000       $ 4,146,045       $ 2,346,380
Adjustments to reconcile net increase in net assets
   to net cash from operating activities
   Net realized and unrealized loss (gain) .......................       (3,280,394)        6,467,364         8,517,663
   Amortization of deferred financing costs ......................         (108,232)         (523,586)         (189,826)
   Distributions in excess of (less than) equity in income
      of real estate partnership operations ......................         (209,678)          648,193           (53,459)
   Minority interest in consolidated partnerships ................          223,316           192,260           305,308
   Bad debt expense ..............................................          459,103           185,844           184,242
   (Increase) decrease in:
      Dividend receivable ........................................               --                --            20,802
      Other assets ...............................................         (304,747)         (502,655)       (2,246,510)
   Increase (decrease) in:
      Accounts payable and accrued expenses ......................           97,254           (93,346)         (377,144)
      Due to affiliates ..........................................         (296,513)          110,429            11,369
      Other liabilities ..........................................         (324,210)           35,865           (61,165)
                                                                        -----------       -----------       -----------
   Net cash flows from (used in) operating activities ............        7,335,899        10,666,413         8,457,660
                                                                        -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ................        7,105,000         5,689,488         6,282,075
   Acquisition of real estate and improvements ...................               --        (8,008,729)       (2,610,723)
   Additions to real estate and improvements .....................       (7,746,015)       (6,963,127)       (2,629,708)
   Contributions to real estate partnerships .....................         (467,875)       (1,326,071)       (2,851,395)
   Origination of mortgage loan receivable .......................       (1,332,060)               --                --
   Collection of other real estate investments ...................        4,975,000                --                --
   Origination of other real estate investments ..................       (4,475,000)         (500,000)               --
                                                                        -----------       -----------       -----------
   Net cash flows from (used in) investing activities ............       (1,940,950)      (11,108,439)       (1,809,751)
                                                                        -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Withdrawals ...................................................       (6,000,000)       (6,856,490)      (16,143,510)
   Proceeds from mortgage loans payable ..........................        8,750,000         8,750,000                --
   Principal payments on mortgage loans payable ..................       (8,910,727)         (514,614)         (696,828)
   Contributions from minority interest partners .................               --           242,354         2,268,461
   Distributions to minority interest partners ...................         (578,854)         (868,559)         (100,528)
                                                                        -----------       -----------       -----------
   Net cash flows from (used in) financing activities ............       (6,739,581)          752,691       (14,672,405)
                                                                        -----------       -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................       (1,344,632)          310,665        (8,024,496)
CASH AND CASH EQUIVALENTS - Beginning of period ..................       18,901,814        18,591,149        26,615,645
                                                                        -----------       -----------       -----------
CASH AND CASH EQUIVALENTS - End of period ........................      $17,557,182       $18,901,814       $18,591,149
                                                                        ===========       ===========       ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                                                                      DECEMBER 31,
                                                              TOTAL RENTABLE ------------------------------------------------------
                                                                SQUARE FEET            2004                        2003
                                                                  UNLESS     --------------------------  --------------------------
                                                                 OTHERWISE                  ESTIMATED                     ESTIMATED
                                                                 INDICATED                    MARKET                        MARKET
PROPERTY NAME              OWNERSHIP       CITY, STATE          (UNAUDITED)      COST         VALUE          COST           VALUE
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville               WO            Lisle, IL              103,193   $ 23,173,036  $ 10,098,838  $ 23,023,835  $ 12,110,725
Oakbrook Terrace              WO          Oakbrook, IL             123,734     14,833,796     9,698,734    14,619,120    10,097,932
Summit @ Cornell Oaks         WO         Beaverton , OR             72,109     11,934,209     9,644,005    11,890,209    10,000,005
Westpark                      WO          Nashville, TN             97,199     10,708,970    11,151,327    10,423,727     9,239,260
Financial Plaza               WO          Brentwood, TN             98,049     12,333,151    10,966,233     9,837,482     6,700,041
------------------------------------------------------------------------------------------------------------------------------------
                                    Offices % as of 12/31/04           28%     72,983,162    51,559,137    69,794,373    48,147,963
APARTMENTS
Brookwood Apartments          WO           Atlanta, GA           240 Units     17,344,994    16,616,914    15,781,263    17,000,000
Dunhill Trace Apartments      WO           Raleigh, NC           250 Units     16,083,715    18,000,660    16,010,326    17,665,000
Riverbend Apartments          CJV       Jacksonville, FL         458 Units     20,015,959    22,600,000    19,946,920    22,400,000
SIMA Apartments               CJV       Gresham/Salem, OR        493 Units     12,004,323    13,900,000    19,281,738    17,975,000
------------------------------------------------------------------------------------------------------------------------------------
                               Apartments % as of 12/31/04             38%     65,448,991    71,117,574    71,020,247    75,040,000
RETAIL
King's Market                 WO          Rosewell, GA             314,358     33,864,392    21,765,286    33,102,401    23,539,665
Hampton Towne Center          WO           Hampton, VA             174,540     18,031,495    21,000,000    18,013,068    20,000,000
White Marlin Mall             CJV        Ocean City, MD            186,016     15,229,878    19,300,000    13,198,649    15,900,000
Kansas City Portfolio         EJV      Kansas City, KS;MO          487,660     11,286,726    12,126,466    10,609,273     8,721,319
------------------------------------------------------------------------------------------------------------------------------------
                                     Retail % as of 12/31/04           40%     78,412,491    74,191,752    74,923,391    68,160,984
INDUSTRIAL
Smith Road                    WO           Aurora, CO              277,930     10,692,625    10,204,072    10,806,403    10,508,509
Walsh Higgins                 WO       Salt Lake City, UT          182,500             --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
                                   Industrial % as of 12/31/04          5%     10,692,625    10,204,072    10,806,403    10,508,509
HOTEL
Portland Crown Plaza          CJV         Portland, OR           161 Rooms      8,334,342     8,300,000     8,008,729     8,008,729
------------------------------------------------------------------------------------------------------------------------------------
                               Hotel % as of 12/31/04                   4%      8,334,342     8,300,000     8,008,729     8,008,729
LAND
Gateway Village               EJV       Blue Springs, MO                              100           100            --            --
------------------------------------------------------------------------------------------------------------------------------------
                                      Land % as of 12/31/04             0%            100           100            --            --
MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West             Eloan       Westminster, MD                        1,332,060     1,332,060            --            --
------------------------------------------------------------------------------------------------------------------------------------
       Mortgage and Other Loans Receivable% as of 12/31/04              1%      1,332,060     1,332,060            --            --
OTHER REAL ESTATE INVESTMENTS
Englar Lowes Loan             NR         Westminster, MD                 --            --            --       500,000       500,000
------------------------------------------------------------------------------------------------------------------------------------
       Other Real Estate Investments% as of 12/31/04                    0%             --            --       500,000       500,000

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
    NET ASSETS AS OF 12/31/04                                         116%    237,203,771   216,704,695   235,053,143   210,366,185

WO -- Wholly Owned Investment
CJV -- Consolidated Joint Venture
EJV -- Joint Venture Investment accounted for under the equity method
NR -- Note
Receivable Eloan -- Mezzanine loan accounted for under the equity method

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULE OF INVESTMENTS

                                                                                   DECEMBER 31, 2004           DECEMBER 31, 2003
                                                                              --------------------------   -------------------------
                                                                                              ESTIMATED                  ESTIMATED
                                                                FACE AMOUNT       COST      MARKET VALUE      COST      MARKET VALUE
                                                                 ----------   -----------    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS -- PERCENTAGE OF NET ASSETS ........                                      9.4%                       10.4%
Federal National Mortgage Assoc., 1.06%, February 4, 2004  ...   $5,974,000   $        --    $        --   $ 5,967,907   $ 5,967,907
Federal Home Loan Mortgage Corp., 0.88%, January 2, 2004 .....   12,331,000            --             --    12,330,520    12,330,520

Federal Home Loan Bank, 6.450%, January 3, 2005 ..............   19,457,000    19,455,135     19,455,135            --            --
                                                                 ----------   -----------    -----------   -----------   -----------
TOTAL CASH EQUIVALENTS .......................................                 19,455,135     19,455,135    18,298,427    18,298,427
   CASH ......................................................                 (1,897,953)    (1,897,953)      603,387       603,387
                                                                              -----------    -----------   -----------   -----------
   TOTAL CASH AND CASH EQUIVALENTS ...........................                $17,557,182    $17,557,182   $18,901,814   $18,901,814
                                                                              ===========    ===========   ===========   ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

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

The estimated market value of the Partnership's shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated market value of its assets, principally as described in Notes 2A, 2B and 2C below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A, 2B and 2C below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

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

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A: BASIS OF PRESENTATION--The accompanying consolidated financial statements of the Partnership have been presented on the market value basis of accounting in conformity with accounting principles generally accepted in the United States of America. It is the Partnership's policy to consolidate those real estate partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

     B: MANAGEMENT'S USE OF ESTIMATES IN THE FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     C: REAL ESTATE INVESTMENTS--Real estate investments are shown at estimated market value in accordance with the terms of the Partnership's contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


          below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates (the "Appraisal Management Firm"), an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

          Unconsolidated real estate partnerships are valued at the Partnership's equity in net assets as reflected in the partnerships' financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus additional amounts invested, and is subsequently adjusted for the Partnership's share of undistributed earnings or losses (including unrealized appreciation and depreciation) from the underlying entity.

          As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2004.

     D: OTHER REAL ESTATE INVESTMENTS--Other real estate investments include notes receivable, which are valued at the amount due and approximate market value.

     E: CASH AND CASH EQUIVALENTS--Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at market value.

     F:   MARKETABLE   SECURITIES--Marketable   securities   are  highly  liquid
          investments with maturities of more than three months when purchased and are carried at estimated market value.

     G: OTHER ASSETS--Cash of $212,989 and $216,883 was maintained by the wholly owned and consolidated properties at December 31, 2004 and 2003, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also includes tenant receivable and is net of allowance for uncollectible accounts of $46,690 and $76,800 at December 31, 2004 and 2003, respectively.

     H: MORTGAGE LOANS PAYABLE--Mortgage loans payable are stated at the principal amount of the obligation outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

     I: DEFERRED FINANCING COSTS--Included in Other Assets are deferred financing costs amounting to $391,666 and $313,425, which are net of accumulated amortization of $878,316 and $713,990 as of December 31, 2004 and 2003, respectively, and which are being amortized over the term of the related obligation.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


     J: REVENUE RECOGNITION--Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense.

     K: EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP--Equity in income from real estate partnership operations represents the Partnership's share of the current year's partnership income as provided for under the terms of the partnership agreements. As is the case with wholly-owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

     L: FEDERAL INCOME TAXES--The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

     M: NEW ACCOUNTING PRONOUNCEMENTS--FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN-46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" (the "Audit Guide"). The effective date is delayed while the AICPA finalizes the proposed Statement of Position ("SOP") on the clarification of the scope of the Audit Guide. Following the issuance of the final SOP, the FASB will consider modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

NOTE 3:   DISCLOSURE  OF  SUPPLEMENTAL   CASH  FLOW   INFORMATION  AND  NON-CASH
          INVESTING AND FINANCING ACTIVITY

Cash paid for interest during the years ended December 31, 2004, 2003, and 2002 was $2,595,651, $2,462,387, and $1,989,473, respectively.

During the fourth quarter 2002, in conjunction with the acquisition of a real estate investment, the Partnership assumed mortgage loan financing of $7.4 million.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 4:   REAL ESTATE PARTNERSHIP

Real estate partnership is valued at the Partnership's equity in net assets as reflected by the partnership's financial statements with properties valued as indicated in Note 2C above. The partnership's combined financial position at December 31, 2004 and 2003, and results of operations for the years ended December 31, 2004, 2003, and 2002 are summarized as follows (in 000's):

                                                     DECEMBER 31,
                                                   2004        2003
                                                 -------     -------
Partnership Assets and Liabilities
   Real estate at estimated market value ...     $34,200     $29,450
   Other assets ............................       1,217       1,536
                                                 -------     -------
   Total assets ............................      35,417      30,986
                                                 -------     -------

    Mortgage loans payable .................      18,564      18,834

   Other liabilities .......................         370         321
                                                 -------     -------
   Total liabilities .......................      18,934      19,155
                                                 -------     -------
   Net Assets ..............................     $16,483     $11,831
                                                 =======     =======
Partnership's Share of Net Assets ..........     $12,127     $ 8,721
                                                 =======     =======

                                                      YEAR ENDED DECEMBER 31,
                                                   2004        2003        2002
                                                 -------     -------     -------
Partnership Operations
   Rental revenue ..........................     $ 3,125     $ 3,114     $ 3,017
   Other revenue ...........................       1,710       1,360       1,153
                                                 -------     -------     -------
   Total revenue ...........................       4,835       4,474       4,170
                                                 -------     -------     -------
   Real estate expenses and taxes ..........       2,481       2,196       2,065
   Interest expense ........................       1,500       1,555       1,652
                                                 -------     -------     -------

   Total expenses ..........................       3,981       3,751       3,717

                                                 -------     -------     -------
   Net Investment Income ...................     $   854     $   723     $   453
                                                 =======     =======     =======
Partnership's equity in income of
  real estate partnerships .................     $   629     $   561     $   276
                                                 =======     =======     =======

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 5: MORTGAGE LOANS PAYABLE:

Debt includes mortgage loans payable as summarized below (in 000's):

                                                                                AS OF
                                                       AS OF 12/31/04         12/31/03              AS OF 12/31/04
                                                 -------------------------   -----------    ------------------------------
                                                             PARTNERSHIP'S
                                                    100%       SHARE OF         100%
                                                  PRINCIPAL    PRINCIPAL      PRINCIPAL
                                                   BALANCE      BALANCE        BALANCE      INTEREST   MATURITY
                                                 OUTSTANDING  OUTSTANDING*   OUTSTANDING     RATE**      DATE     TERMS***
                                                 -----------  ------------   -----------    --------   --------   --------
MORTGAGES OF WHOLLY OWNED PROPERTIES & CONSOLIDATED PARTNERSHIPS
Jacksonville, FL                                    $10,000      $ 8,933      $ 10,000        4.34%      2008       PP, I
Hampton, VA                                           9,075        9,075         9,451        6.75%      2018     PP, P&I
Ocean City, MD                                        7,199        4,655         7,299        7.24%      2008     PP, P&I
Raleigh, NC                                           8,750        8,750         8,750        3.09%      2008       PP, I
Atlanta, GA                                           8,750        8,750            --        4.90%      2009     PP, P&I
Gresham/Salem, OR                                        --           --         8,434          --       Paid off in 2004
--------------------------------------------------------------------------------------------------------------------------
Total                                               $43,774      $40,163       $43,934

MORTGAGES ON EQUITY PARTNERSHIPS
Kansas City, MO - Ten Quivira                       $ 6,680      $ 4,914       $ 6,776        8.16%      2007     PP, P&I
Kansas City, MO- Ten Quivira Parcel                     961          707           975        8.16%      2007     PP, P&I
Kansas City, MO - Cherokee Hill                       3,083        2,268         3,129        7.79%      2007     PP, P&I
Kansas City, KS - Devonshire                          2,140        1,575         2,172        8.16%      2007     PP, P&I
Kansas City, MO - Brywood Center                      5,700        4,193         5,782        8.16%      2007     PP, P&I
---------------------------------------------------------------------------------------------------------------------------
Total                                               $18,564      $13,657       $18,834

TOTAL MORTGAGE LOANS PAYABLE                        $62,338      $53,820       $62,768        5.84%

* Represents the Partnership's interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2004. It does not represent the Partnership's legal obligation.

** The Partnership's weighted average interest rate at December 31, 2004 and 2003 were 5.84% and 6.33%, respectively. The weighted average interest rates were calculated using the Partnership's annualized interest expense for each loan (derived using the same percentage as that in (*) above) divided by the Partnership's share of total debt.

*** Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest


As of December 31, 2004, mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

YEAR ENDING DECEMBER 31,                                                 (000'S)
------------------------                                                 -------
   2005.......................................................           $   512
   2006.......................................................               549
   2007.......................................................               588
   2008.......................................................            26,090
   2009.......................................................             8,745
   Thereafter.................................................             7,290
                                                                         -------
   Total......................................................           $43,774
                                                                         =======

The  mortgage  loans  payable  of  wholly  owned   properties  and  consolidated
partnerships are secured by real estate investments with an estimated market value of $97,517,574.

As of December 31, 2004, principal amounts of mortgage loans payable on the equity partnership are payable as follows:


                                       100% LOAN BALANCE     PARTNERSHIP'S SHARE
YEAR ENDING DECEMBER 31,                    (000'S)                (000'S)
------------------------               -----------------     -------------------
   2005.............................       $   291                 $   214
   2006.............................           315                     232
   2007.............................        17,958                  13,211
                                           -------                 -------
   Total............................       $18,564                 $13,657
                                           =======                 =======

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 5: MORTGAGE LOANS PAYABLE: (CONTINUED)

     Based on borrowing rates available to the Partnership at December 31, 2004 for loans with similar terms and average maturities, the Partnership's mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $44.8 million, which is net of deferred financing costs of $350,577 and a carrying value of $43.7 million. The Partnership's share of equity partnership debt has an estimated fair value of approximately $20.0 million and a carrying value of $18.6 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

NOTE 6: CONCENTRATION OF RISK ON REAL ESTATE INVESTMENTS

At December 31, 2004, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership's holdings based on the estimated market values and established NCREIF regions is as follows:
                                                     ESTIMATED
                                                   MARKET VALUE
   REGION                                             (000'S)        REGION %
   ------                                          ------------      --------
   East North Central.........................      $ 19,798              9%
   Mideast....................................        59,633             28%
   Mountain...................................        10,204              5%
   Pacific....................................        31,844             15%
   Southeast..................................        83,100             37%
   West North Central.........................        12,126              6%
                                                    --------            ----
   Total......................................      $216,705            100%
                                                    ========            ====

The above allocations are based on (1) 100% of the estimated market value of wholly-owned properties and consolidated joint ventures, and (2) the estimated market value of the Partnership's net equity in non-consolidated ventures.


NOTE 7: PURCHASE COMMITMENT OBLIGATIONS

PURCHASE COMMITMENTS:

Purchase commitments includes forward commitments without conditions waived, commitments to purchase real estate and/or fund additional expenditures on previously acquired properties and loan take out agreements. Certain purchases of real estate are contingent on a developer building the real estate according to plans and specifications outlined in the pre-sale agreement or the property achieving a certain level of leasing. It is anticipated that funding will be provided by operating cash flow, real estate investment sales, and deposits from the Partnership.

As of December 31, 2004, the Partnership had the following outstanding purchase commitments:


                                                                    COMMITMENTS
PROPERTY TYPE                                                         (000'S)
-------------                                                       -----------
   Other......................................................         1,600
                                                                      ------
   Total......................................................        $1,600
                                                                      ======

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 8: LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2005 to 2050. At December 31, 2004, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

YEAR ENDING DECEMBER 31,                                               (000'S)
-----------------------                                                -------
   2005.......................................................        $11,978
   2006.......................................................         11,392
   2007.......................................................         10,464
   2008.......................................................          9,346
   2009.......................................................          6,672
   Thereafter.................................................         18,900
                                                                      -------
   Total......................................................        $68,752
                                                                      =======

NOTE 9: COMMITMENTS AND CONTINGENCIES

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2004, the cost basis of Prudential's equity interest in the Partnership under this commitment (held through the Real
Property Accounts) was $44 million. Prudential terminated this commitment on December 31, 2002.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

NOTE 10: OTHER RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2004, 2003 and 2002 management fees incurred by the Partnership were $2.7 million, $2.5 million, and $2.5 million for each of the three years, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2004, 2003 and 2002 were $141,130; $132,380; and $132,380, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2004, 2003 and 2002, the Partnership made the following distributions to the Partners:


YEAR ENDING DECEMBER 31,                                                (000'S)
-----------------------                                                -------
   2004.......................................................         $ 6,000
   2003.......................................................         $ 6,856
   2002.......................................................         $16,143

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                FOR YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


NOTE 11: FINANCIAL HIGHLIGHTS

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                              2004         2003         2002         2001         2000
                                                             ------       ------       ------       ------       ------
PER SHARE (UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period ...................     $24.66       $24.11       $23.82       $22.74       $20.86
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee ...............       1.44         1.71         1.63         1.66         1.67
Management fee .........................................      (0.36)       (0.33)       (0.30)       (0.30)       (0.26)
Net realized and unrealized gain (loss) on investments .       0.41        (0.83)       (1.04)       (0.28)        0.47
                                                             ------       ------       ------       ------       ------
Net Increase in Net Assets Resulting from Operations ...       1.49         0.55         0.29         1.08         1.88
                                                             ------       ------       ------       ------       ------
NET ASSET VALUE, END OF PERIOD .........................     $26.15       $24.66       $24.11       $23.82       $22.74
                                                             ======       ======       ======       ======       ======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a): ...............       7.61%        3.63%        2.52%        6.14%       10.40%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ................       $187         $182         $184         $198         $206
Ratios to average net assets (b):
Total portfolio level expenses .........................       1.43%        1.35%        1.28%        1.27%        1.28%
Net investment income ..................................       5.76%        7.12%        6.85%        7.11%        7.76%

(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

     Net Investment Income + Net Realized and Unrealized Gains/(Losses)
     -----------------------------------------------------------------
            Beg. Net Asset Value + Time Weighted Contributions -
                        Time Weighted Distributions

(b)  Average net assets are based on beginning of quarter net assets.

NOTE 12: SUBSEQUENT EVENTS:

On March 10, 2005, one additional apartment asset located in Salem, Oregon sold for $4.65 million, resulting in a realized loss of approximately $1.6 million for the property.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                  SCHEDULE III -- REAL ESTATE OWNED: PROPERTIES
                                DECEMBER 31, 2004

                                                                                         GROSS AMOUNT AT WHICH
                    INITIAL COSTS TO THE PARTNERSHIP                                    CARRIED AT CLOSE OF YEAR
                  -------------------------------------     COSTS      ------------------------------------------------------------
                                                         CAPITALIZED                                             YEAR OF
                  ENCUMBRANCES              BUILDING &  SUBSEQUENT TO              BUILDING &   2004     TOTAL   CONSTRUC-   DATE
DESCRIPTION        AT 12/31/04    LAND     IMPROVEMENTS  ACQUISITION      LAND    IMPROVEMENTS  SALES  (A)(B)(C)   TION    ACQUIRED
-----------       ------------  ---------  ------------ -------------  ---------  ------------  -----  --------- --------- --------
PROPERTIES:

Office Building

Lisle, IL..........      None   1,780,000   15,743,881   5,649,155     1,958,000   21,215,036          23,173,036  1985  Apr., 1988
Garden Apartments
Atlanta, GA........ 8,750,000   3,631,212   11,168,904   2,544,878(b)  4,206,097   13,138,897          17,344,994  1987  Apr., 1988
Retail Shopping
  Center
Roswell, GA........      None   9,454,622   21,513,677   2,896,093    11,135,594   22,728,798          33,864,392  1988  Jan., 1989
Garden Apartments
Raleigh, NC........ 8,750,000   1,623,146   14,135,553     325,016     1,623,146   14,460,569          16,083,715  1995  Jun., 1995
Office Building
Nashville, TN......      None   1,797,000    6,588,451   2,323,519     1,797,378    8,911,592          10,708,970  1982  Oct., 1995
Office Park
Oakbrook
Terrace, IL........      None   1,313,310   11,316,883   2,203,603     1,313,821   13,519,975          14,833,796  1988  Dec., 1995
Office Building
Beaverton, OR......      None     816,415    9,897,307   1,220,487       845,887   11,088,322          11,934,209  1995  Dec., 1996
Industrial Building
Aurora, CO.........      None   1,338,175    7,202,411   2,152,039     1,415,159    9,277,466          10,692,625  1997  Sep., 1997
Office Complex
Brentwood, TN......      None   2,425,000    7,063,755   2,844,396     2,453,117    9,880,034          12,333,151  1987  Oct., 1997
Retail Shopping
  Center
Hampton, VA........ 9,074,608   2,339,100   12,767,956   2,924,439     3,462,107   14,569,388          18,031,495  1998   May, 2001
                   ----------  ----------  -----------  ----------    ----------  -----------  -----  -----------
                   26,574,608  26,517,980  117,398,778  25,083,625    30,210,306  138,790,077      0  169,000,383
                   ==========  ==========  ===========  ==========    ==========  ===========  =====  ===========

                                              2004         2003          2002        2001
                                           -----------  -----------  -----------  -----------
(a) Balance at beginning of year....       163,507,834  150,548,805  158,410,798  154,613,404
    Additions:
       Acquistions...................               --           --            0            0
       Improvements, etc.............        5,492,550    1,545,443    1,231,735    3,797,394
       Conversions from JV to WO.....               --   18,013,068            0            0
    Deletions:
       Sale..........................               --   (6,599,482)  (9,093,728)           0
                                           -----------  -----------  -----------  -----------
Balance at end of year...............      169,000,384  163,507,834  150,548,805  158,410,798
                                           ===========  ===========  ===========  ===========

(b) Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
            SCHEDULE III -- REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                DECEMBER 31, 2004

                                                                                      GROSS AMOUNT AT WHICH
                   INITIAL COSTS TO THE PARTNERSHIP    COSTS                         CARRIED AT CLOSE OF YEAR
                 ----------------------------------- CAPITALIZED ------------------------------------------------------------
                                                     SUBSEQUENT                                                YEAR OF
                ENCUMBRANCES             BUILDING &   TO ACQUI-              BUILDING &                        CONSTRUC-    DATE
DESCRIPTION      AT 12/31/04    LAND    IMPROVEMENTS   SITION       LAND    IMPROVEMENTS    SOLD      TOTAL      TION     ACQUIRED
-----------     ------------ ---------- ------------ ----------  ---------- ------------ ---------- ---------- --------- ----------
INTEREST IN
 PROPERTIES:
Garden
 Apartments
Jacksonville,
 FL............. 10,000,000   2,750,000  14,650,743   2,615,216   2,750,000  17,265,959             20,015,959  1973     Sept., 1999
Retail Shopping
 Center
Kansas City MO
 and KS* ....... 13,657,622   5,710,916  15,211,504   3,174,520   5,710,916  18,386,024             24,096,940  Various  Sept., 1999
                                                                                                                Ranging
                                                                                                                From
                                                                                                                1972-1992
Garden
 Apartments
Gresham/
 Salem, OR. ....         --   3,063,000  15,318,870     483,796   3,063,000  15,802,666 (6,861,343) 12,004,323  Various  Feb., 2001
Retail Shopping                                                                                                 Ranging
 Center
Ocean City, MD..  7,199,158   1,517,099   8,495,039   5,217,740   1,517,099  13,712,779             15,229,878  1986     Nov., 2002
Hotel
Portland, OR....         --   1,500,000   6,508,729     325,613   1,500,000   6,834,342              8,334,342  1989     Dec., 2003
Land
Blue Springs,
 MO.............         --         100          --          --         100          --                    100
                 ----------  ----------  ----------  ----------  ----------  ----------  ---------  ----------
                 30,856,780  14,541,115  60,184,885  11,816,885  14,541,115  72,001,770 (6,861,343) 79,681,542
                 ==========  ==========  ==========  ==========  ==========  ==========  =========  ==========

                                                        2004         2003         2002        2001
                                                    ----------   ----------   ----------   ----------
(a) Balance at beginning of year.                   71,045,309   74,974,865   60,659,900   25,121,329

   Additions:
      Acquistions................................            0    8,008,729   10,012,138   33,488,926
      Improvements, etc..........................    2,444,168    3,392,575    4,097,329    1,674,862
   Deletions:
      Sale.......................................  (6,861,343)            0            0            0
      Conversions from JV to WO..................          --   (16,446,908)
   Encumbrances on Joint Ventures
      accounted for by the equity method ........      243,195    1,116,048      205,498      374,783
                                                    ----------   ----------   ----------   ----------
   Balance at end of year........................   66,871,329   71,045,309   74,974,865   60,659,900
                                                    ==========   ==========   ==========   ==========

* Partnership interest accounted for by the equity method.