Form 10-Q
period 2005-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2005-05-13
CIK 829114

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                               --------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20018




                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  IN RESPECT OF

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                NEW JERSEY                             22-2426091
     ----------------------------------   ----------------------------------
       (STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)


              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
     ----------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (973) 802-6000
     ----------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)


                                      INDEX
                                      -----

                                                                                                    PAGE
                                                                                                    ----
Forward-Looking Statements.......................................................................     3

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A. PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statement of Net Assets--March 31, 2005 and December 31, 2004...........................     4

         Statement of Operations--Three Months Ended March 31, 2005 and 2004.....................     4

         Statement of Changes in Net Assets--Three Months Ended March 31, 2005 and 2004..........     4

         Notes to the Financial Statements of the Real Property Account..........................     5

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
         March 31, 2005 and December 31, 2004....................................................     8

         Consolidated Statements of Operations--
         Three Months Ended March 31, 2005 and 2004..............................................     9

         Consolidated Statements of Changes in Net Assets--
         Three Months Ended March 31, 2005 and 2004..............................................    10

         Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 2005 and 2004..............................................    11

         Consolidated Schedules of Investments--
         March 31, 2005 and December 31, 2004....................................................    12

         Notes to the Financial Statements of the Partnership....................................    14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....    16

Item 3. Quantitative and Qualitative Disclosures About Market Risks..............................    21

Item 4. Controls and Procedures..................................................................    22

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders......................................    22

Item 6. Exhibits.................................................................................    22

Signature........................................................................................    23

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," "should," "will," "shall" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company") or the Prudential Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations and economic conditions in local markets in which the properties in the Real Property Account are located;
(2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) reestimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults;
(12) changes in our claims-paying or credit ratings; (13) competition in our product lines and for personnel; (14) economic, political, currency and other risks relating to our international operations; (15) Prudential Insurance's reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; (16) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (17) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENT OF NET ASSETS
March 31, 2005 and December 31, 2004              MARCH 31, 2005
                                                    (UNAUDITED)      DECEMBER 31, 2004
                                                 ----------------    -----------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership ...................     $8,278,986           $8,082,948
                                                    ----------           ----------
Net Assets ....................................     $8,278,986           $8,082,948
                                                    ==========           ==========
NET ASSETS, representing:
Equity of contract owners .....................     $6,195,040           $6,042,260
Equity of Pruco Life Insurance Company
  of New Jersey ...............................      2,083,946            2,040,688
                                                    ----------           ----------
                                                    $8,278,986           $8,082,948
                                                    ==========           ==========
Units outstanding .............................      3,443,348            3,438,311
                                                    ==========           ==========
Portfolio shares held .........................        309,093              309,093
Portfolio net asset value per share ...........     $    26.78           $    26.15
STATEMENT OF OPERATIONS
For the three months ended
  March 31, 2005 and 2004                        1/1/2005-3/31/2005  1/1/2004-3/31/2004
                                                    (UNAUDITED)          (UNAUDITED)
                                                 ------------------  ------------------
INVESTMENT INCOME
Net investment income from
  Partnership operations ......................     $   86,048           $   83,025
                                                    ----------           ----------
EXPENSES
Charges to contract owners for assuming
  mortality risk and expense risk and
  for administration ..........................          8,592                8,286
                                                    ----------           ----------
NET INVESTMENT INCOME .........................         77,456               74,739
                                                    ----------           ----------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss)
  on investments from Partnership .............        118,571              (24,237)
Net realized gain (loss) on sale of
  investments from Partnership ................         (8,581)                   0
                                                    ----------           ----------
NET GAIN (LOSS) ON INVESTMENTS ................        109,990              (24,237)
                                                    ----------           ----------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ...................      $ 187,446           $   50,502
                                                    ==========           ==========
STATEMENT OF CHANGES IN NET ASSETS
For the three months ended
  March 31, 2005 and 2004                        1/1/2005-3/31/2005  1/1/2004-3/31/2004
                                                     (UNAUDITED)        (UNAUDITED)
                                                 ------------------  ------------------
OPERATIONS
Net investment income .........................     $   77,456           $   74,739
Net change in unrealized gain (loss)
  on investments in Partnership ...............        118,571              (24,237)
Net realized gain (loss) on sale of
  investments in Partnership ..................         (8,581)                   0
                                                    ----------           ----------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ...................        187,446               50,502
                                                    ----------           ----------
CAPITAL TRANSACTIONS
Net contributions by contract owners ..........         15,025                5,449
Net contributions (withdrawals) by Pruco
  Life Insurance Company of New Jersey ........         (6,433)               2,836
                                                    ----------           ----------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  CAPITAL TRANSACTIONS ........................          8,592                8,285
                                                    ----------           ----------
TOTAL INCREASE (DECREASE)
  IN NET ASSETS ...............................        196,038               58,787
NET ASSETS
Beginning of period ...........................      8,082,948            7,846,237
                                                    ----------           ----------
End of period .................................     $8,278,986           $7,905,024
                                                    ==========           ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1: GENERAL

Pruco Life of New Jersey Variable Contract Real Property Account (the "Account") was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a wholly-owned subsidiary of Prudential Financial, Inc. ("PFI"), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life of New Jersey's other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Account, along with the Pruco Life Variable Contract Real Property Account and The Prudential Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the financial statements of the Partnership, included in this report.

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

The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Account's proportional interest of the Partnership's market value. At March 31, 2005 and December 31, 2004, the Account's interest in the Partnership was 4.3% or 309,093 shares.

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

NOTE 3: CHARGES AND EXPENSES

A. MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA, SPVL, respectively. Mortality risk refers to the risk that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated. Expense risk refers to the risk that the cost of issuing and administering the policies may exceed related charges by Pruco Life of New Jersey. The mortality risk and expense risk charges are assessed through reductions in unit values.

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

C. COST OF INSURANCE AND OTHER RELATED CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges, not to exceed 5% for VAL and 9% for VLI, which are deducted in order to compensate Pruco Life of New Jersey for the cost of selling the contract and (3) transaction costs, applicable to VAL, that are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract to compensate Pruco Life of New Jersey for the guaranteed minimum death benefit risk. These charges are assessed through the redemption of units.

D. DEFERRED SALES CHARGE

A deferred sales charge is imposed upon surrenders of certain variable life insurance contracts to compensate Pruco Life of New Jersey for sales and other marketing expenses. The amount of any sales charge depends on the number of years that have elapsed since the contract was issued, but will not exceed 45% of one scheduled annual premium for VAL and 9% of the initial premium payment for SPVL. No sales charge is imposed after the sixth and tenth year of the contract for SPVL and VAL, respectively. No sales charge is imposed on death benefits. A deferred sales charge is assessed through the redemption of units.

E. PARTIAL WITHDRAWAL CHARGE

A charge is imposed by Pruco Life of New Jersey on partial withdrawals of the cash surrender value for VAL. A charge equal to the lesser of $15 or 2% is made in connection with each partial withdrawal of the cash surrender value of a contract. A charge is assessed through the redemption of units.

NOTE 4: TAXES

Pruco Life of New Jersey is taxed as a "life insurance company" as defined by the Internal Revenue Code. The results of operations of the Account form a part of PFI's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Account. As such, no provision for the tax liability has been recorded in these financial statements.

NOTE 5: NET CONTRIBUTIONS BY CONTRACT OWNERS

Net contract owner withdrawals/(contributions) for the real estate investment option in Pruco Life of New Jersey's variable insurance and variable annuity products for the three months ended March 31, 2005 and 2004, were as follows:

                                   THREE MONTHS ENDED
                                        MARCH 31,
                               2005                  2004
                             --------              --------
                                       (UNAUDITED)

VAL                          $(22,504)             $(10,765)
VLI                            22,104                  (864)
SPVA                          (15,000)                    0
SPVL                              375                 6,180
                             --------              --------
TOTAL                        $(15,025)             $ (5,449)
                             ========              ========

NOTE 6: PARTNERSHIP DISTRIBUTIONS

As of March 31, 2005, the Partnership had made no current year distributions. For the year ended December 31, 2004, the Partnership made distributions of $6 million. The Pruco Life of New Jersey Real Property Account's share of these distributions was $0.2 million.

NOTE 7: UNIT INFORMATION

Outstanding units and unit values at March 31, 2005 and December 31, 2004 were as follows:

                                     MARCH 31, 2005
                                       (UNAUDITED)           DECEMBER 31, 2004
                                   ------------------       -------------------
UNITS OUTSTANDING:                      3,443,348                3,438,311
UNIT VALUE:                        2.13053 to 2.51226       2.08645 to 2.45484

NOTE 8: FINANCIAL HIGHLIGHTS

The range of total return for the three months ended March 31, 2005 and 2004 was as follows:

                                     THREE MONTHS ENDED
                                         MARCH 31,
                               2005                  2004
                             --------              --------
                                       (UNAUDITED)

TOTAL RETURN              2.11% to 2.34%        0.44% to 0.66%

        THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                        MARCH 31, 2005
                                                                          (UNAUDITED)    DECEMBER 31, 2004
                                                                       ----------------  -----------------
ASSETS
REAL ESTATE INVESTMENTS -- At estimated market value:
   Real estate and improvements
      (cost: 3/31/2005 -- $221,462,489; 12/31/2004 -- $224,584,885) ..   $202,490,858       $203,246,069
   Real estate partnership (cost: 3/31/2005 -- $11,305,625;
      12/31/2004 -- $11,286,826) .....................................     12,232,041         12,126,566
   Mortgage and other loans receivable (cost: 3/31/2005 -- $2,583,241;
      12/31/2004 -- $1,332,060) ......................................      2,583,241          1,332,060
                                                                         ------------       ------------
        Total real estate investments ................................    217,306,140        216,704,695
CASH AND CASH EQUIVALENTS ............................................     21,637,051         17,557,182
OTHER ASSETS, NET ....................................................      4,742,962          6,313,734
                                                                         ------------       ------------
        Total assets .................................................   $243,686,153       $240,575,611
                                                                         ============       ============

LIABILITIES
MORTGAGE LOANS PAYABLE ...............................................     43,647,986         43,773,767
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ................................      3,092,713          3,096,006
DUE TO AFFILIATES ....................................................        686,944            721,419
OTHER LIABILITIES ....................................................        758,122            622,900
MINORITY INTEREST ....................................................      4,248,693          5,638,458
                                                                         ------------       ------------
        Total liabilities ............................................     52,434,458         53,852,550
                                                                         ------------       ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY .....................................................    191,251,695        186,723,061
                                                                         ------------       ------------
        Total liabilities and partners' equity .......................   $243,686,153       $240,575,611
                                                                         ============       ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ........................      7,140,308          7,140,308
                                                                         ============       ============
SHARE VALUE AT END OF PERIOD .........................................         $26.78             $26.15
                                                                         ============       ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS       THREE MONTHS
                                                                      ENDED              ENDED
                                                                  MARCH 31, 2005     MARCH 31, 2004
                                                                  --------------     --------------
INVESTMENT INCOME:
  Revenue from real estate and improvements ....................   $6,739,666          $6,484,513
  Equity in income of real estate partnership ..................      122,750             165,887
  Interest and equity income on mortgage loans receivable and
    other loans receivable .....................................       59,170              59,126
  Income from other real estate investments ....................           --              31,644
  Interest on short-term investments ...........................       99,222              43,177
                                                                   ----------          ----------
      Total investment income ..................................    7,020,808           6,784,347
                                                                   ----------          ----------
INVESTMENT EXPENSES:
  Operating ....................................................    1,941,949           1,661,254
  Investment management fee ....................................      673,537             635,701
  Real estate taxes ............................................      650,195             722,033
  Administrative ...............................................    1,177,736           1,216,664
  Interest expense .............................................      586,024             595,075
  Minority interest ............................................        3,573              31,557
                                                                   ----------          ----------
      Total investment expenses ................................    5,033,014           4,862,284
                                                                   ----------          ----------
NET INVESTMENT INCOME ..........................................    1,987,794           1,922,063
                                                                   ----------          ----------
REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
  Net proceeds from real estate investments sold ...............    4,550,103                  --
    Less: Cost of real estate investments sold .................    4,101,778                  --
         Realization of prior periods' unrealized gain (loss) on
            real estate investments sold .......................      646,563                  --
                                                                   ----------          ----------
  Net gain (loss) realized on real estate investments sold .....     (198,238)                 --
                                                                   ----------          ----------
  Change in unrealized gain (loss) on real estate investments ..    3,100,426            (188,037)
  Less: Minority interest in unrealized gain (loss) on real
    estate investments .........................................      361,348             373,063
                                                                   ----------          ----------
  Net unrealized gain (loss) on real estate investments ........    2,739,078            (561,100)
                                                                   ----------          ----------
NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS ...................................    2,540,840            (561,100)
                                                                   ----------          ----------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS ....   $4,528,634          $1,360,963
                                                                   ==========          ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                    THREE MONTHS       THREE MONTHS
                                                                        ENDED             ENDED
                                                                    MARCH 31, 2005   MARCH 31, 2004
                                                                    --------------    --------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
   Net investment income ........................................    $  1,987,794      $  1,922,063
   Net gain (loss) realized on real estate investments sold .....        (198,238)               --
   Net unrealized gain (loss) from real estate investments ......       2,739,078          (561,100)
                                                                     ------------      ------------
      Increase (decrease) in net assets resulting from operations       4,528,634         1,360,963
                                                                     ------------      ------------
NET ASSETS--Beginning of period .................................     186,723,061       181,643,061
                                                                     ------------      ------------
NET ASSETS--End of period .......................................    $191,251,695      $183,004,024
                                                                     ============      ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS      THREE MONTHS
                                                                              ENDED             ENDED
                                                                         MARCH 31, 2005    MARCH 31, 2004
                                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations ...     $ 4,528,634      $ 1,360,963
   Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
        Net realized and unrealized gain (loss) on investments .......      (2,540,840)         561,100
        Equity in income of real estate partnership in excess
          of distributions ...........................................         (18,798)          38,301
        Minority interest from operating activities ..................           3,573           31,557
        Bad debt expense .............................................          30,775          136,932
        (Increase) Decrease in accrued interest included in other real
          estate investments .........................................              --          (31,644)
        (Increase) Decrease in accrued interest included in mortgage
          and other loans receivable .................................         (59,170)          (8,126)
        (Increase) Decrease in:
          Other assets ...............................................       1,539,998         (496,447)
        Increase (Decrease) in:
          Accounts payable and accrued expenses ......................          (3,293)         262,198
          Due to affiliates ..........................................         (34,475)        (290,073)
          Other liabilities ..........................................         135,222           (9,666)
                                                                           -----------      -----------
   Net cash flows from operating activities ..........................       3,581,626        1,555,095
                                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ....................       4,550,103               --
   Additions to real estate and improvements .........................        (979,382)      (1,088,916)
   Contribution to real estate partnership ...........................              --         (103,951)
   Origination of mortgage and other loans receivable ................      (1,192,011)        (548,145)
   Origination of other real estate investments ......................              --       (3,750,000)
                                                                           -----------      -----------
   Net cash flows from (used in) investing activities ................       2,378,710       (5,491,012)
                                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable .......................        (125,781)        (175,612)
   Distributions to minority interest partners .......................      (1,974,692)         (34,197)
   Contributions from minority interest partners .....................         220,006               --
                                                                           -----------      -----------
   Net cash flows used in financing activities .......................      (1,880,467)        (209,809)
                                                                           -----------      -----------

   NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................       4,079,869       (4,145,726)

   CASH AND CASH EQUIVALENTS--Beginning of period ....................      17,557,182       18,901,814
                                                                           -----------      -----------

   CASH AND CASH EQUIVALENTS--End of period ..........................     $21,637,051      $14,756,088
                                                                           ===========      ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the quarter for interest .........................     $   650,306      $   612,727
                                                                           ===========      ===========
   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
      AND FINANCING ACTIVITIES:
   Accrued construction costs ........................................              --      $   342,318
                                                                           ===========      ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                     TOTAL
                                                   RENTABLE
                                                  SQUARE FEET         MARCH 31, 2005
                                                     UNLESS             (UNAUDITED)              DECEMBER 31, 2004
                                                    OTHERWISE   -------------------------   --------------------------
                                                   INDICATED                 ESTIMATED                     ESTIMATED
PROPERTY NAME          OWNERSHIP    CITY, STATE    (UNAUDITED)    COST      MARKET VALUE       COST       MARKET VALUE
-------------         -----------  -------------   -----------  --------    ------------    -----------    -----------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville           WO         Lisle, IL       103,193   $23,173,035    $9,699,984    $23,173,036    $10,098,838
Oakbrook Terrace          WO       Oakbrook, IL      123,734    14,833,796     9,800,000     14,833,796      9,698,734
Summit @ Cornell Oaks     WO      Beaverton , OR     72,109     11,936,409     9,600,005     11,934,209      9,644,005
Westpark                  WO       Brentwood, TN     97,199     10,750,310    11,341,339     10,708,970     11,151,327
Financial Plaza           WO       Brentwood, TN     95,768     12,333,151    11,100,042     12,333,151     10,966,233
----------------------------------------------------------------------------------------------------------------------
                            Offices % as of 3/31/05    27%      73,026,701    51,541,370     72,983,162     51,559,137
APARTMENTS
Brookwood Apartments      WO        Atlanta, GA     240 Units   17,810,816    16,877,037     17,344,994     16,616,914
Dunhill Trace Apartments  WO        Raleigh, NC     250 Units   16,092,903    18,009,186     16,083,715     18,000,660
Riverbend Apartments      CJV    Jacksonville, FL   458 Units   20,024,229    23,100,000     20,015,959     22,600,000
SIMA Apartments           CJV    Gresham/Salem, OR  201 Units    8,217,822     9,300,000     12,004,323     13,900,000
----------------------------------------------------------------------------------------------------------------------
                           Apartments % as of 3/31/05  35%      62,145,770    67,286,223     65,448,991     71,117,574
RETAIL
King's Market             WO       Rosewell, GA      314,358    33,934,842    21,413,090     33,864,392     21,765,286
Hampton Towne Center      WO        Hampton, VA      174,540    18,031,496    22,200,000     18,031,495     21,000,000
White Marlin Mall         CJV     Ocean City, MD     186,016    15,234,838    19,800,000     15,229,878     19,300,000
Kansas City Portfolio     EJV   Kansas City, KS;MO   487,660    11,305,524    12,231,941     11,286,726     12,126,466
----------------------------------------------------------------------------------------------------------------------
                             Retail % as of 3/31/05    40%      78,506,700    75,645,031     78,412,491     74,191,752
INDUSTRIAL
Smith Road                WO        Aurora, CO       277,930    10,692,797    11,200,175     10,692,625     10,204,072
----------------------------------------------------------------------------------------------------------------------
                           Industrial % as of 3/31/05  6%       10,692,797    11,200,175     10,692,625     10,204,072
HOTEL
Portland Crown Plaza      CJV     Lake Oswego, OR   161 Rooms    8,396,046     9,050,000      8,334,342      8,300,000
----------------------------------------------------------------------------------------------------------------------
                              Hotel % as of 3/31/05    5%        8,396,046     9,050,000      8,334,342      8,300,000
LAND
Gateway Village           EJV    Blue Springs, MO                      100           100            100            100
----------------------------------------------------------------------------------------------------------------------
                              Land % as of 03/31/05    0%              100           100            100            100
MORTGAGE AND OTHER LOANS RECEIVABLE
Englar K-Mart             MD      Westminster, MD                2,583,241     2,583,241      1,332,060      1,332,060
----------------------------------------------------------------------------------------------------------------------
 Mortgage and Other Loans Receivable% as of 3/31/05    1%        2,583,241     2,583,241      1,332,060      1,332,060

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
NET ASSETS AS OF 3/31/05                              114%     235,351,355   217,306,140    237,203,771    216,704,695
                                                      =====    ===========   ===========    ===========    ===========

WO -- Wholly Owned Investment
CJV -- Consolidated Joint Venture
EJV -- Joint Venture Investment accounted for under the equity method MD -- Mezzanine Debt


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                                             MARCH 31, 2005
                                                                               (UNAUDITED)                DECEMBER 31, 2004
                                                                        ---------------------------   -------------------------
                                                               FACE                     ESTIMATED                    ESTIMATED
                                                              AMOUNT        COST       MARKET VALUE      COST      MARKET VALUE
                                                            ----------  -----------    ------------   -----------  ------------
CASH AND CASH EQUIVALENTS -- Percentage of Net Assets                                         11.3%                        9.4%
Federal Home Loan Banks, 2.4640%, April 1, 2005 ......      20,862,000   $20,860,592     20,860,592   $        --            --
Federal Home Loan Bank, 6.450%, January 3, 2005 ......      19,457,000            --             --    19,455,135    19,455,135
                                                                         -----------    ------------  ------------  -----------
TOTAL CASH EQUIVALENTS ...............................                    20,860,592     20,860,592    19,455,135    19,455,135
CASH .................................................                       776,459        776,459    (1,897,953)   (1,897,953)
                                                                         -----------    ------------  ------------  -----------
TOTAL CASH AND CASH EQUIVALENTS ......................                   $21,637,051    $21,637,051   $17,557,182    17,557,182
                                                                         ===========    ===========   ===========   ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and notes thereto included in each partner's Annual Report on Form 10K for the year ended December 31, 2004.

Real estate investments are reported at their estimated fair market values.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" (the "Audit Guide"). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Prudential Variable Contract Real Property Partnership (the "Partnership") is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

NOTE 2: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential Investment Management ("PIM") charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2005 and 2004 investment management fees incurred by the Partnership were $673,537 and $635,701, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2005 and 2004 were $53,907 and $92,722, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.

NOTE 3: COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a material effect on the Partnership.

As of March 31, 2005, the Partnership had the following outstanding commitments to purchase real estate or fund additional expenditures on previously acquired properties and loan take-out agreements:

                                               COMMITMENTS
                        PROPERTY TYPE            (000'S)
                        -------------          -----------
                           Retail              $    12,000
                           Other                     1,600
                                               -----------
                           Total               $    13,600
                                               ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

NOTE 3: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Certain purchases of real estate are contingent on a developer building the real estate according to plans and specifications outlined in the pre-sale agreement or the property achieving a certain level of leasing. Once those conditions have been met, it is anticipated that funding will be provided by operating cash flow, real estate investment sales, existing portfolio-level cash, and financings or third party debt.

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------------------------
                                                               2005        2004       2003        2002        2001
                                                              ------      ------     ------      ------      ------
PER SHARE(UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period .....................    $26.15      $24.66     $24.11      $23.82      $22.74
                                                              ------      ------     ------      ------      ------
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee .................      0.36        0.35       0.39        0.42        0.39
Management fee ...........................................     (0.09)      (0.09)     (0.08)      (0.07)      (0.07)
Net realized and unrealized gain (loss) on investments ...      0.36       (0.08)     (0.49)      (0.45)      (0.07)
                                                              ------      ------     ------      ------      ------
   Net Increase in Net Assets Resulting from Operations ..      0.63        0.18      (0.18)      (0.10)       0.25
                                                              ------      ------     ------      ------      ------
NET ASSET VALUE, END OF PERIOD ...........................    $26.78      $24.84     $23.93      $23.72      $22.99
                                                              ======      ======     ======      ======      ======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a): .................      2.79%       1.10%     (0.45)%     (0.12)%      1.46%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ..................      $191        $183       $183       $197         $209
   Ratios to average net assets (b):
      Total Portfolio Level Expenses .....................      0.36%       0.35%      0.31%       0.31%       0.32%
      Net Investment Income ..............................      1.43%       1.41%      1.60%       1.80%       1.74%


(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

      Net Investment Income + Net Realized and Unrealized Gains/(Losses)
   -------------------------------------------------------------------------
   Beginning Net Asset Value + Time Weighted Contributions -- Time Weighted
                                                              Distributions

(b) Average net assets are based on beginning of quarter net assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Prudential Variable Contract Real Property Account (the "Account") are invested in the Prudential Variable Contract Real Property Partnership (the "Partnership"). Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management's discussion and analysis addresses these items at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners").

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Financial Statements of the Account and the Partnership and the related Notes included elsewhere herein.

(a) LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Partnership's liquid assets, consisting of cash and cash equivalents, were approximately $21.6 million, an increase of approximately $4.0 million from $17.6 million at December 31, 2004. Excluding operating cash flow generated by the Partnership's assets, the increase was primarily due to sales proceeds received in connection with the sale of the apartment property located in Salem, Oregon. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, and financings. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of March 31, 2005, 8.9% of the Partnership's total assets consisted of cash and cash equivalents.

Dispositions for the three months ended March 31, 2005 included the sale of one apartment complex located in Salem, Oregon. The consolidated joint venture between the Partnership and its co-investor sold the apartment complex for $4.6 million.

The Partnership made $6.0 million in distributions to the Partners during 2004. Distributions may be made to the Partners during 2005 based upon the percentage of assets invested in short-term obligations, taking into consideration the anticipated cash needs of the Partnership, including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months.

During the first three months of 2005, the Partnership spent approximately $1.0 million on capital improvements to existing properties. Approximately $0.5 million was associated with the renovation of the apartment complex in Atlanta, Georgia, $0.1 million was associated with the renovation and redevelopment of the retail center in Roswell, Georgia, and $0.1 million was associated with the renovation of the hotel property in Lake Oswego, Oregon. The remaining $0.3 million was associated with minor capital improvements at various other properties.

(b) RESULTS OF OPERATIONS

The following is a comparison of the Partnership's results of operations for the periods ended March 31, 2005 and 2004.

MARCH 31, 2005 VS. MARCH 31, 2004

                         NET INVESTMENT INCOME OVERVIEW

The Partnership's net investment income for the three months ended March 31, 2005 was approximately $2.0 million, an increase of $0.1 million from $1.9 million for the prior year period. The increase was primarily due to increased rents and stabilized occupancy at both office properties in Brentwood, Tennessee and reduced operating expenses in the hotel portfolio. Partially offsetting these gains were the loss of income from the sale of three apartment complexes in Salem, Oregon and increased rental concessions in the apartment portfolio.

Revenue from real estate and improvements increased $0.3 million in the first three months of 2005 from the prior year period. Administrative expenses remained relatively unchanged in the first three months of 2005 from the prior year period. Operating expenses increased $0.3 million in the first quarter of 2005 from the prior year period. The increase is primarily due to higher operating costs associated with the Partnership's hotel property in Lake Oswego, Oregon.

                               VALUATION OVERVIEW

The Partnership recorded an aggregate unrealized gain of $2.7 million for the three months ended March 31, 2005, compared to an unrealized loss of $0.6 million during the prior year period. The unrealized gain during the first three months of 2005 was attributed to gains in the retail, industrial, and hotel sectors. The retail sector recorded an unrealized gain totaling $1.2 million, primarily due to strengthening market fundamentals at the Partnership's retail centers. The Partnership's industrial asset located in Aurora, Colorado recorded an unrealized gain totaling $1.0 million, due to strengthening market conditions and continued investor demand. Additionally, the Partnership's hotel property in Lake Oswego, Oregon recorded an unrealized gain of $0.4 million, primarily due to strengthening market fundamentals.

            NET GAIN (LOSS) ON REAL ESTATE INVESTMENTS SOLD OVERVIEW

On March 10, 2005, the Partnership and its co-investor sold an apartment property in Salem, Oregon for $4.6 million, resulting in a realized loss of approximately $0.2 million.

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type for the three month periods ended March 31, 2005 and 2004.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       2005             2004
                                                                    -----------      -----------
NET INVESTMENT INCOME:
Office properties ................................................  $   670,163      $   502,797
Apartment complexes ..............................................      639,230          741,550
Retail properties ................................................    1,055,401        1,158,256
Industrial properties ............................................      119,965          147,786
Hotel property ...................................................      169,536           59,731
Other (including interest income, investment mgt fee, etc.) ......     (666,501)        (688,057)
                                                                    -----------      -----------
TOTAL NET INVESTMENT INCOME ......................................  $ 1,987,794      $ 1,922,063
                                                                    ===========      ===========
NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Apartment Complexes ..............................................     (198,238)              --
                                                                    -----------      -----------
TOTAL NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ........     (198,238)              --
                                                                    -----------      -----------
NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Office properties ................................................  $   (61,306)     $(2,079,610)
Apartment complexes ..............................................      163,700          (85,075)
Retail properties ................................................    1,191,835        1,563,107
Industrial properties ............................................      995,932           (8,506)
Hotel property ...................................................      448,917           48,984
                                                                    -----------      -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ......    2,739,078         (561,100)
                                                                    -----------      -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS  $ 2,540,840         (561,100)
                                                                    ===========      ===========

OFFICE PORTFOLIO

                                    NET           NET
                                 INVESTMENT    INVESTMENT        UNREALIZED        UNREALIZED
                                INCOME/LOSS   INCOME/LOSS        GAIN/(LOSS)       GAIN/(LOSS)    OCCUPANCY    OCCUPANCY
PROPERTY                           2005           2004               2005             2004           2005         2004
--------                         --------       ---------         ---------        ----------      ---------    ---------
THREE MONTHS ENDING MARCH 31,
-----------------------------
Lisle, IL ..........             $101,432       $  93,201         $(398,854)      $(2,104,741)        43%          44%
Brentwood, TN ......              225,685         200,286           148,673           (39,260)        97%          79%
Oakbrook Terrace, IL               66,220          63,635           101,266          (369,885)        41%          41%
Beaverton, OR ......              218,008         236,305           (46,200)               --         72%          78%
Brentwood, TN ......               58,818         (90,630)          133,809           434,276        100%           0%
                                 --------       ---------        ----------       -----------
                                 $670,163       $ 502,797        $  (61,306)      $(2,079,610)
                                 --------       ---------        ----------       -----------

                              NET INVESTMENT INCOME

Net investment income for the Partnership's office properties was approximately $0.7 million for the three months ended March 31, 2005, an increase of $0.2 million from the prior year period. The increase was primarily due to stabilized occupancy and increased market rents at one of the Partnership's office assets in Brentwood, Tennessee.

                              UNREALIZED GAIN/LOSS

The five office properties owned by the Partnership recorded an aggregate unrealized loss of approximately $0.1 million during the first three months of 2005. The losses were primarily due to lower market rents and costs associated with re-leasing efforts at the Partnership's office properties in Lisle, Illinois.

The five office properties owned by the Partnership recorded an aggregate unrealized loss of approximately $2.1 million during the first three months of 2004. The decrease in values was primarily due to a decline in market rents, a decrease in occupancy due to various near-term lease expirations and increased lease up cost associated with all of the office properties.

APARTMENT COMPLEXES

                                  NET            NET     TOTAL UNREALIZED/
                               INVESTMENT     INVESTMENT      REALIZED       UNREALIZED
                               INCOME/LOSS   INCOME/LOSS    GAIN/(LOSS)      GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                          2005          2004           2005             2004          2005           2004
--------                       -----------   -----------    -----------      -----------    -----------   -----------
THREE MONTHS ENDING MARCH 31,
-----------------------------
Atlanta, GA...................  $  71,206     $ 207,368     $ (205,698)       $ 290,000        92%            91%
Raleigh, NC...................    144,916       147,693           (661)         (65,000)       92%            93%
Jacksonville, FL..............    218,880       273,617        316,991          (28,000)       92%            91%
Gresham/Salem, OR*............    204,228       112,872         53,068         (282,075)       92%            90%
                                ---------     ---------      ---------        ---------
                                $ 639,230     $ 741,550      $ 163,700        $ (85,075)
                                =========     =========      =========        =========

* Net Investment Income for the three months ended March 31, 2005 reflects partial period results for the apartment property in Salem, Oregon that was sold on March 10, 2005 and full period results for the apartment property in Gresham, Oregon. Net Investment Income for the three months ended March 31, 2004 reflects results for four apartment properties located in Gresham/Salem, Oregon, two of which were sold prior to year-end 2004.

                              NET INVESTMENT INCOME

Net investment income for the Partnership's apartment properties was $0.6 million for the three months ended March 31, 2005, a decrease of $0.1 million from the prior year period. The decrease was primarily due to increases in operating expenses and rental concessions at the apartment property in Atlanta, Georgia and soft market conditions affecting the property in Jacksonville, Florida. Partially offsetting the loss was an increase in net investment income for the apartment properties in Gresham/Salem, Oregon due to a diminution of mortgage interest expense resulting from the prepayment of debt.

                       TOTAL UNREALIZED/REALIZED GAIN/LOSS

The Partnership recorded an aggregate unrealized and realized gain of $0.2 million for the three months ended March 31, 2005, compared to an unrealized loss of $0.1 million for the prior year period. The unrealized gain was primarily due to continued investor demand, which has caused an increase in valuations.

RETAIL PROPERTIES

                            NET NET TOTAL UNREALIZED/
                                INVESTMENT    INVESTMENT      REALIZED     UNREALIZED
                               INCOME/LOSS   INCOME/LOSS    GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                          2005          2004           2005           2004           2005           2004
--------                       ----------    ----------     ----------     ----------     ----------     ----------
THREE MONTHS ENDING MARCH 31,
------------------------------
Roswell, GA................... $  448,122    $  426,419     $ (422,646)    $  (39,710)       74%            75%
Kansas City, KS; MO...........    122,748       160,614         86,677        744,008        82%            87%
Hampton, VA...................    307,708       304,081      1,200,000        285,500       100%           100%
Ocean City, MD................    117,981       176,372        327,804        573,309        90%            99%
Westminster, MD*..............         --        31,644             --             --       N/A            N/A
Westminster, MD **............     58,842        59,126             --             --       N/A            N/A
                               ----------    ----------     ----------     ----------
                               $1,055,401    $1,158,256     $1,191,835     $1,563,107
                               ==========    ==========     ==========     ==========

*  Classified as Other Real Estate Investment (Paid off September 13, 2004)

** Mortgage Loan Receivable (Acquired January 2004)

                              NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties was $1.2 million for the three months ended March 31, 2005, a decrease of $0.1 million from the prior year period. The decrease was primarily due to near-term lease expirations at the retail center in Ocean City, Maryland.

                              UNREALIZED GAIN/LOSS

The retail properties recorded an aggregate unrealized gain of $1.2 million for the three months ended March 31, 2005. The unrealized gain of $1.2 million was primarily due to strengthening market fundamentals at the retail centers in Hampton, Virginia and Ocean City, Maryland. Partially offsetting these gains was an unrealized loss of $0.4 million recorded at the retail center located in Roswell, Georgia due to the likely loss of a major anchor tenant at the expiration of its lease in January 2009.

The retail properties recorded an aggregate unrealized gain of $1.6 million for the three months ended March 31, 2004. The retail center located in Hampton,
Virginia recorded an unrealized gain of $0.3 million due to continued strengthening market fundamentals. The retail center in Ocean City, Maryland recorded a net unrealized gain of $0.6 million due to pre-leased expansion of the center. The retail centers in Kansas City, Kansas and Missouri recorded an aggregate unrealized gain of $0.7 million, primarily due to renovations and re-leasing efforts.

INDUSTRIAL PROPERTIES

                                   NET          NET
                               INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                 INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY      OCCUPANCY
PROPERTY                          2005          2004           2005           2004          2005           2004
--------                       ---------     ---------      ---------       --------      ---------      --------
THREE MONTHS ENDING MARCH 31,
-----------------------------
Aurora, CO....................  $ 119,965     $ 145,412      $ 995,932       $ (8,506)       78%            84%
Bolingbrook, IL...............         --         2,603             --             --        Sold September 2002
Salt Lake City, UT............         --          (229)            --             --         Sold January 2003
                                ---------     ---------      ---------       --------
                                $ 119,965     $ 147,786      $ 995,932       $ (8,506)
                                =========     =========      =========       ========

                              NET INVESTMENT INCOME

Net investment income for the Partnership's industrial property was $0.1 million for the three months ended March 31, 2005, a decrease of $0.03 million from the prior year period. The decrease was primarily due to lower occupancy, as a result of a lease termination in late 2004.

                              UNREALIZED GAIN/LOSS

The Aurora, Colorado industrial property owned by the Partnership recorded an unrealized gain of approximately $1.0 million for the three months ended March 31, 2005. The unrealized gain was primarily due to strengthening market fundamentals and continuing investor demand for this product type.

The unrealized loss recorded for the first three months ended March 31, 2004 was due to capital improvements at the property that were not reflected as an increase in market value.

HOTEL PROPERTY

                                      NET           NET
                                  INVESTMENT    INVESTMENT     UNREALIZED     UNREALIZED
                                    INCOME        INCOME       GAIN/(LOSS)    GAIN/(LOSS)    OCCUPANCY   OCCUPANCY
PROPERTY                             2005          2004           2005           2004          2005        2004
------------                      ----------    -----------    -----------    -----------    ---------    --------
THREE MONTHS ENDING MARCH 31,
-----------------------------
Lake Oswego, OR..............     $ 169,536      $ 59,731      $ 448,917       $ 48,984        62%         69%
                                  =========      ========      =========       ========

                              NET INVESTMENT INCOME

Net investment income for the Partnership's hotel property was $0.2 million for the three months ended March 31, 2005, an increase of $0.1 million from the prior year period. The increase was primarily attributed to reduced operating expenses and higher average daily rates generated at the hotel for the first three months ended March 31, 2005 compared to the prior year period.

                              UNREALIZED GAIN/LOSS

The Lake Oswego, Oregon hotel property owned by the Partnership recorded an unrealized gain of $0.4 million for the three months ended March 31, 2005. The increase was primarily due to strengthening market fundamentals.

OTHER

Other net investment income decreased $0.02 million during the three months ended March 31, 2005 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

(c) INFLATION

The Partnership's leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may reduce the Partnership's exposure to increases in operating costs resulting from inflation.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions, on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Financial Statements of the Account and the Partnership may change significantly.

The following sections discuss critical accounting policies applied in preparing the financial statements of the Account and the Partnership that are most dependent on the application of estimates and assumptions.

VALUATION OF INVESTMENTS

REAL ESTATE INVESTMENTS -- The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter, with internal updates quarterly. The Chief Real Estate Appraiser of Prudential Investment Management ("PIM") is responsible for assuring that the valuation process provides objective and reasonable market value estimates. The market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of real estate investments.

The purpose of an appraisal is to estimate the market value of real estate as of a specific date. Market value has been defined as the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite for a fair sale, with the buyer and seller each acting prudently, knowledgeably and in their self interest, and assuming that neither is under undue duress.

Unconsolidated real estate partnerships are valued at the Partnership's equity in net assets, as reflected in the partnership's financial statements, with properties valued as described above.

Mortgage  and other loans  receivable,  which are  accounted  for as loans,  are
independently   valued  according  to  the  same  appraisal   process  as  other
investments in real estate.

Other real estate investments include notes receivable, which are valued at the amount due and approximate market value of the notes.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process, except for other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of March 31, 2005 and December 31, 2004.

OTHER ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to approximately 34.14% (as of March 31, 2005) of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at March 31, 2005:

                                                                ESTIMATED MARKET
                                                                      VALUE            AVERAGE
                                                 MATURITY       (IN $ MILLIONS)     INTEREST RATE
                                              -------------   --------------------  --------------
Cash and Cash equivalents...................    0-3 months           $21.6               2.46%

The table below discloses the Partnership's debt as of March 31, 2005. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),             4/1/2005 -                                                               ESTIMATED
INCLUDING CURRENT PORTION           1/1/10     2006       2007    2008      2009      THEREAFTER   TOTAL   FAIR VALUE
-------------------------         ----------   ----       ----    ----      ----      ----------   -----   ----------
Average Fixed Interest Rate......    5.22%     5.20%      5.18%     4.99%     5.37%       6.75%       6.17%

Fixed Rate.......................    $512      $549       $588   $26,090    $9,273      $6,636     $43,648    $42,902
Variable Rate....................      --        --         --        --        --          --          --         --
                                     --------------------------------------------------------------------------------
Total Mortgage Loans Payable.....    $512      $549       $588   $26,090    $9,273      $6,636     $43,648    $42,902
                                     --------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, delinquencies could increase and result in losses to the Partnership and the Account, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the "SEC"), is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change, other than as discussed in the following paragraph, in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2005 we implemented a new general ledger and financial reporting platform for the majority of our operations. The new platform is intended to improve efficiencies through the use of more current technology. Although the implementation of the new platform resulted in changes in certain of our internal controls over financial reporting, we do not believe that the implementation or the related changes in internal controls materially affect the effectiveness of our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

ITEM 6. EXHIBITS

      EXHIBITS

      31.1    Section 302 Certification of the Chief Executive Officer.

      31.2    Section 302 Certification of the Chief Financial Officer.

      32.1    Section 906 Certification of the Chief Executive Officer.

      32.2    Section 906 Certification of the Chief Financial Officer.

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  IN RESPECT OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
                                  (REGISTRANT)

Date:  May 13, 2005                           By: /s/ Bernard J. Jacob
      ------------------                          ---------------------------
                                                      Bernard J. Jacob
                                                      Chief Executive Officer