Form 10-Q
period 2005-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2005-08-15
CIK 829114

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-20018

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                  IN RESPECT OF

        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW JERSEY                       22-2426091
  ---------------------------------       -----------------------------------
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

                   PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)


                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

Forward-Looking Statements ..................................................  3

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

A.  PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statement of Net Assets--June 30, 2005 and December 31, 2004 .......  4

         Statement of Operations--Six and Three Months Ended
         June 30, 2005 and 2004 .............................................  4

         Statement of Changes in Net Assets--
         Six and Three Months Ended June 30, 2005 and 2004 ..................  4

         Notes to the Financial Statements of the Real Property Account .....  5

B.  THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
         June 30, 2005 and December 31, 2004 ................................  8

         Consolidated Statements of Operations--
         Six and Three Months Ended June 30, 2005 and 2004 ..................  9

         Consolidated Statements of Changes in Net Assets--
         Six and Three Months Ended June 30, 2005 and 2004 .................. 10

         Consolidated Statements of Cash Flows--
         Six and Three Months Ended June 30, 2005 and 2004 .................. 11

         Consolidated Schedules of Investments--
         June 30, 2005 and December 31, 2004 ................................ 12

         Notes to the Financial Statements of the Partnership ............... 14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ........ 23

Item 4.  Controls and Procedures ............................................ 23

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ................ 24

Item 6.  Exhibits ........................................................... 24

Signature ................................................................... 25

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," "should," "will," "shall" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company") or the Prudential Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations and economic conditions in local markets in which the properties in the Real Property Account are located;
(2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) reestimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults;
(12) changes in our claims-paying or credit ratings; (13) competition in our product lines and for personnel; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (15) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.

                             FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2005 and December 31, 2004             JUNE 30, 2005
                                                 (UNAUDITED)         DECEMBER 31, 2004
                                                -------------        -----------------
ASSETS
Investment in The Prudential Variable
  Contract Real Property Partnership .....       $8,499,967             $8,082,948
                                                 ----------             ----------
Net Assets ...............................       $8,499,967             $8,082,948
                                                 ==========             ==========
NET ASSETS, representing:
Equity of contract owners ................       $6,348,617             $6,042,260
Equity of Pruco Life Insurance Company
  of New Jersey ..........................        2,151,350              2,040,688
                                                 ----------             ----------
                                                 $8,499,967             $8,082,948
                                                 ==========             ==========
Units outstanding ........................        3,448,343              3,438,311
                                                 ==========             ==========
Portfolio shares held ....................          309,093                309,093
Portfolio net asset value per share ......       $    27.50             $    26.15

STATEMENTS OF OPERATIONS
For the six and three months ended
  June 30, 2005 and 2004                     1/1/2005-6/30/2005     1/1/2004-6/30/2004     4/1/2005-6/30/2005     4/1/2004-6/30/2004
                                                 (UNAUDITED)            (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
                                             ------------------     ------------------     ------------------     ------------------
INVESTMENT INCOME
Net investment income from
  Partnership operations .................       $  183,117             $  158,358             $   97,069             $   75,333
                                                 ----------             ----------             ----------             ----------
EXPENSES
Charges to contract owners for
  assuming mortality risk and expense
  risk and for administration ............           17,540                 16,760                  8,948                  8,474
                                                 ----------             ----------             ----------             ----------
NET INVESTMENT INCOME ....................          165,577                141,598                 88,121                 66,859
                                                 ----------             ----------             ----------             ----------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss)
  on investments in Partnership ..........          196,995                127,252                 78,424                151,489
Net realized gain (loss) on sale
  of investments in Partnership ..........           36,908                      0                 45,489                      0
                                                 ----------             ----------             ----------             ----------
NET GAIN (LOSS) ON INVESTMENTS ...........          233,903                127,252                123,913                151,489
                                                 ----------             ----------             ----------             ----------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ..............       $  399,480             $  268,850             $  212,034             $  218,348
                                                 ==========             ==========             ==========             ==========
STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended
  June 30, 2005 and 2004                     1/1/2005-6/30/2005     1/1/2004-6/30/2004     4/1/2005-6/30/2005     4/1/2004-6/30/2004
                                                 (UNAUDITED)            (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
                                             ------------------     ------------------     ------------------     ------------------
OPERATIONS
Net investment income ....................       $  165,577             $  141,598             $   88,121             $   66,859
Net change in unrealized gain (loss)
  on investments in Partnership ..........          196,995                127,252                 78,424                151,489
Net realized gain (loss) on sale
  of investments in Partnership ..........           36,908                      0                 45,489                      0
                                                 ----------             ----------             ----------             ----------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ..............          399,480                268,850                212,034                218,348
                                                 ----------             ----------             ----------             ----------
CAPITAL TRANSACTIONS
Net contributions (withdrawals) by
  contract owners ........................           12,291                (45,682)                (2,734)               (51,131)
Net contributions (withdrawals) by
  Pruco Life Insurance Company
  of New Jersey ..........................            5,248                 62,442                 11,681                 59,606
                                                 ----------             ----------             ----------             ----------
NET INCREASE (DECREASE)
  IN NET ASSETS RESULTING FROM
  CAPITAL TRANSACTIONS ...................           17,539                 16,760                  8,947                  8,475
                                                 ----------             ----------             ----------             ----------
TOTAL INCREASE (DECREASE)
  IN NET ASSETS ..........................          417,019                285,610                220,981                226,823
NET ASSETS
Beginning of period ......................        8,082,948              7,846,237              8,278,986              7,905,024
                                                 ----------             ----------             ----------             ----------
End of period ............................       $8,499,967             $8,131,847             $8,499,967             $8,131,847
                                                 ==========             ==========             ==========             ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      NOTES TO THE FINANCIAL STATEMENTS OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

The interim financial data as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Account's proportionate interest of the Partnership's market value. At June 30, 2005 and December 31, 2004 the Account's interest in the Partnership was 4.3% or 309,093 shares.

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

NOTE 5: NET WITHDRAWALS BY CONTRACT OWNERS

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey's variable insurance and variable annuity products for the six and three months ended June 30, 2005 and 2004, were as follows:


                     SIX MONTHS ENDED                    THREE MONTHS ENDED
                         JUNE 30,                             JUNE 30,
                 2005               2004              2005               2004
               --------           --------          --------           --------
                       (UNAUDITED)                          (UNAUDITED)
VAL            $(21,437)          $ 23,177          $  1,067           $ 33,942
VLI              23,779             16,333             1,675             17,197
SPVA            (15,000)                 0                 0                  0
SPVL                367              6,172                (8)                (8)
               --------           --------          --------           --------
TOTAL          $(12,291)          $ 45,682          $  2,734           $ 51,131
               ========           ========          ========           ========

NOTE 6: PARTNERSHIP DISTRIBUTIONS

As of June 30, 2005, the Partnership had made no current year distributions. For the year ended December 31, 2004, the Partnership made distributions of $6 million. The Pruco Life of New Jersey Real Property Account's share of these distributions was $0.2 million.

NOTE 7: UNIT INFORMATION

Outstanding units and unit values at June 30, 2005 and December 31, 2004 were as follows:

                                    JUNE 30, 2005
                                     (UNAUDITED)               DECEMBER 31, 2004
                                 ------------------           ------------------
UNITS OUTSTANDING:                    3,448,343                    3,438,311
UNIT VALUE:                      2.18064 to 2.57706           2.08645 to 2.45484

NOTE 8: FINANCIAL HIGHLIGHTS

The range of total return for the six months ended June 30, 2005 and 2004 was as follows:


                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                        2005                         2004
                                   --------------               --------------
                                                    (UNAUDITED)

TOTAL RETURN                       4.51% to 4.98%               3.00% to 3.46%

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                JUNE 30, 2005
                                                                                 (UNAUDITED)    DECEMBER 31, 2004
                                                                                 ------------   -----------------
ASSETS
REAL ESTATE INVESTMENTS -- At estimated market value:
    Real estate and improvements
       (cost: 6/30/2005 -- $208,138,279; 12/31/2004 -- $224,584,885) .........   $197,921,554     $203,246,069
    Real estate partnership (cost: 6/30/2005 -- $11,409,327;
       12/31/2004 -- $11,286,826) ............................................     11,286,962       12,126,566
    Mortgage and other loans receivable (cost: 6/30/2005 -- $2,644,837;
       12/31/2004 -- $1,332,060) .............................................      2,644,837        1,332,060
                                                                                 ------------     ------------
         Total real estate investments .......................................    211,853,353      216,704,695
CASH AND CASH EQUIVALENTS ....................................................     32,846,045       17,557,182
OTHER ASSETS (net of allowance for uncollectible accounts:
       06/30/2005 -- $61,123; 12/31/2004 -- $41,300) .........................      4,368,934        6,313,734
                                                                                 ------------     ------------
         Total assets ........................................................   $249,068,332     $240,575,611
                                                                                 ============     ============

LIABILITIES
MORTGAGE LOANS PAYABLE .......................................................     43,457,345       43,773,767
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ........................................      3,042,130        3,096,006
DUE TO AFFILIATES ............................................................        704,905          721,419
OTHER LIABILITIES ............................................................        652,202          622,900
MINORITY INTEREST ............................................................      4,855,201        5,638,458
                                                                                 ------------     ------------
         Total liabilities ...................................................     52,711,783       53,852,550
                                                                                 ------------     ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY .............................................................    196,356,549      186,723,061
                                                                                 ------------     ------------
         Total liabilities and partners' equity ..............................   $249,068,332     $240,575,611
                                                                                 ============     ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD ................................      7,140,308        7,140,308
                                                                                 ============     ============
SHARE VALUE AT END OF PERIOD .................................................         $27.50           $26.15
                                                                                 ============     ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                                ------------      ------------     ------------      ------------
                                                                    2005              2004             2005              2004
                                                                ------------      ------------     ------------      ------------
INVESTMENT INCOME:
  Revenue from real estate and improvements ...............     $ 13,741,981      $ 13,304,134     $  7,002,315      $  6,819,620
  Equity in income of real estate partnership .............          226,483           266,681          103,733           100,794
  Interest and equity income on mortgage loans
    receivable and other loans receivable .................          120,766            79,220           61,596            20,094
  Income from other real estate investments ...............               --           142,901               --           111,257
  Interest on short-term investments ......................          267,024            63,579          167,802            20,401
                                                                ------------      ------------     ------------      ------------
      Total investment income .............................       14,356,254        13,856,515        7,335,446         7,072,166
                                                                ------------      ------------     ------------      ------------
INVESTMENT EXPENSES:
  Operating ...............................................        3,954,557         3,525,123        2,012,608         1,863,869
  Investment management fee ...............................        1,370,266         1,283,932          696,729           648,231
  Real estate taxes .......................................        1,165,102         1,461,055          514,907           739,021
  Administrative ..........................................        2,450,946         2,583,490        1,273,210         1,366,826
  Interest expense ........................................        1,160,397         1,243,290          574,373           648,215
  Minority interest .......................................           24,820            93,576           21,247            62,019
                                                                ------------      ------------     ------------      ------------
      Total investment expenses ...........................       10,126,088        10,190,466        5,093,074         5,328,181
                                                                ------------      ------------     ------------      ------------
NET INVESTMENT INCOME .....................................        4,230,166         3,666,049        2,242,372         1,743,985
                                                                ------------      ------------     ------------      ------------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS:
  Net proceeds from real estate investments sold ..........       15,409,350                --       10,859,247                --
    Less: Cost of real estate investments sold ............       18,943,989                --       14,842,211                --
          Realization of prior periods' unrealized gain
          (loss) on real estate investments sold ..........       (4,387,234)               --       (5,033,797)               --
                                                                ------------      ------------     ------------      ------------
  Net gain (loss) realized on real estate
    investments sold ......................................          852,595                --        1,050,833                --
                                                                ------------      ------------     ------------      ------------
  Change in unrealized gain (loss) on
    real estate investments ...............................        5,772,750         3,533,083        2,672,323         3,721,120
  Less: Minority interest in unrealized gain
    (loss) on real estate investments .....................        1,222,023           587,146          860,674           214,083
                                                                ------------      ------------     ------------      ------------
  Net unrealized gain (loss) on
    real estate investments ...............................        4,550,727         2,945,937        1,811,649         3,507,037
                                                                ------------      ------------     ------------      ------------
NET REALIZED AND UNREALIZED GAIN (LOSS)
  ON REAL ESTATE INVESTMENTS ..............................        5,403,322         2,945,937        2,862,482         3,507,037
                                                                ------------      ------------     ------------      ------------
INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS ...............................     $  9,633,488      $  6,611,986     $  5,104,854      $  5,251,022
                                                                ============      ============     ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                              2005             2004
                                                                          ------------     ------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
    Net investment income ...........................................     $  4,230,166     $  3,666,049
    Net gain (loss) realized on real estate investments sold ........          852,595               --
    Net unrealized gain (loss) from real estate investments .........        4,550,727        2,945,937
                                                                          ------------     ------------
      Increase (decrease) in net assets resulting from operations ...        9,633,488        6,611,986
                                                                          ------------     ------------
NET ASSETS--Beginning of period .....................................      186,723,061      181,643,061
                                                                          ------------     ------------
NET ASSETS--End of period ...........................................     $196,356,549     $188,255,047
                                                                          ============     ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS        SIX MONTHS
                                                                                ENDED             ENDED
                                                                            JUNE 30, 2005     JUNE 30, 2004
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net increase (decrease) in net assets resulting from operations ......     $  9,633,488      $  6,611,986
  Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
      Net realized and unrealized gain (loss) on investments ...........       (5,403,322)       (2,945,937)
      Equity in income of real estate partnership in excess
        of distributions ...............................................         (122,501)          (62,493)
      Minority interest from operating activities ......................           24,820            93,576
      Bad debt expense .................................................           58,590           217,271
      (Increase) Decrease in accrued interest included in other
        real estate investments ........................................               --          (142,901)
      (Increase) Decrease in accrued interest included in mortgage
        and other loans receivable .....................................         (120,765)          (28,220)
      Increase) Decrease in:
        Other assets ...................................................        1,886,210             6,033
      Increase (Decrease) in:
        Accounts payable and accrued expenses ..........................          (53,876)          870,130
        Due to affiliates ..............................................          (16,514)         (246,293)
        Other liabilities ..............................................           29,302            (6,711)
                                                                             ------------      ------------
  Net cash flows from operating activities .............................        5,915,432         4,366,441
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments sold .......................       15,409,351                --
  Additions to real estate and improvements ............................       (2,497,386)       (5,301,575)
  Contribution to real estate partnership ..............................               --          (245,026)
  Origination of mortgage and other loans receivable ...................       (1,192,012)       (4,670,531)
                                                                             ------------      ------------
  Net cash flows from (used in) investing activities ...................       11,719,953       (10,217,132)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loan payable ..........................         (316,422)         (352,972)
  Contributions from minority interest partners ........................          220,009                --
  Distributions to minority interest partners ..........................       (2,250,109)          (34,199)
                                                                             ------------      ------------
  Net cash flows used in financing activities ..........................       (2,346,522)         (387,171)
                                                                             ------------      ------------

  NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................       15,288,863        (6,237,862)

  CASH AND CASH EQUIVALENTS--Beginning of period .......................       17,557,182        18,901,814
                                                                             ------------      ------------

  CASH AND CASH EQUIVALENTS--End of period .............................     $ 32,846,045      $ 12,663,952
                                                                             ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for the six months ended for interest ......................     $  1,221,862      $  1,254,833
                                                                             ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                              TOTAL
                                                             RENTABLE
                                                            SQUARE FEET            JUNE 30, 2005
                                                              UNLESS                (UNAUDITED)                DECEMBER 31, 2004
                                                             OTHERWISE        -----------------------       ------------------------
PROPERTY                                                     INDICATED                    ESTIMATED                     ESTIMATED
NAME             OWNERSHIP                  CITY, STATE     (UNAUDITED)       COST       MARKET VALUE       COST       MARKET VALUE
--------         ---------                  -----------     -----------       ----       ------------       ----       ------------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville    WO                         Lisle, IL        103,193   $ 23,173,036   $  9,699,984   $  23,173,036   $  10,098,838
Oakbrook Terrace   WO                       Oakbrook, IL       123,734             --             --      14,833,796       9,698,734
Summit at Cornell  WO                       Beaverton, OR      72,109      11,956,630      9,612,226      11,934,209       9,644,005
  Oaks
Westpark           WO                       Brentwood, TN      97,199      10,756,861     11,306,551      10,708,970      11,151,327
Financial Plaza    WO                       Brentwood, TN      95,768      12,333,151     11,100,042      12,333,151      10,966,233

------------------------------------------------------------------------------------------------------------------------------------
                          Offices % as of 6/30/05                21%       58,219,678     41,718,803      72,983,162      51,559,137
APARTMENTS
Brookwood          WO                        Atlanta, GA      240 Units    17,988,342     17,352,820      17,344,994      16,616,914
  Apartments
Dunhill Trace      WO                        Raleigh, NC      250 Units    16,144,297     19,051,404      16,083,715      18,000,660
  Apartments
Riverbend          CJV                    Jacksonville, FL    458 Units    20,060,708     23,100,000      20,015,959      22,600,000
  Apartments
SIMA Apartments    CJV                     Gresham/Salem,     201 Units     7,918,776      9,800,000      12,004,323      13,900,000
                                                 OR

------------------------------------------------------------------------------------------------------------------------------------
                          Apartments % as of 6/30/05             35%       62,112,123     69,304,224      65,448,991      71,117,574
RETAIL
King's Market       WO                      Rosewell, GA       314,358     35,207,624     23,025,411      33,864,392      21,765,286
Hampton Towne       WO                       Hampton, VA       174,540     18,031,495     22,200,000      18,031,495      21,000,000
  Center
White Marlin Mall   CJV                    Ocean City, MD      186,016     15,241,182     20,900,000      15,229,878      19,300,000
Kansas City         EJV                     Kansas City,       487,660     11,409,227     11,286,862      11,286,726      12,126,466
  Portfolio                                    KS; MO

------------------------------------------------------------------------------------------------------------------------------------
                          Retail % as of 6/30/05                 40%       79,889,528     77,412,273      78,412,491      74,191,752
INDUSTRIAL
Smith Road          WO                       Aurora, CO        277,930     10,765,912     11,273,116      10,692,625      10,204,072

------------------------------------------------------------------------------------------------------------------------------------
                          Industrial % as of 6/30/05             6%        10,765,912     11,273,116      10,692,625      10,204,072
HOTEL
Portland Crown      CJV                     Lake Oswego,      161 Rooms     8,560,265      9,500,000       8,334,342       8,300,000
  Plaza                                          OR

------------------------------------------------------------------------------------------------------------------------------------
                          Hotel % as of 6/30/05                  5%         8,560,265      9,500,000       8,334,342       8,300,000
LAND
Gateway Village     EJV                   Blue Springs, MO                        100            100             100             100

------------------------------------------------------------------------------------------------------------------------------------
                          Land % as of 6/30/05                   0%               100            100             100             100
MORTGAGE AND OTHER LOANS RECEIVABLE
Englar K-Mart       MD                     Westminster, MD                  2,644,837      2,644,837       1,332,060       1,332,060

------------------------------------------------------------------------------------------------------------------------------------
                          Mortgage and Other Loans
                          Receivable% as of 6/30/05              1%         2,644,837      2,644,837       1,332,060       1,332,060

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
NET ASSETS AS OF 6/30/05                                        108%     $222,192,443   $211,853,353    $237,203,771    $216,704,695
                                                                ===      ============   ============    ============    ============

 WO -- Wholly Owned Investment
CJV -- Consolidated Joint Venture
EJV -- Joint Venture Investment accounted for under the equity method
 MD -- Mezzanine Debt

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                                            JUNE 30, 2005
                                                                             (UNAUDITED)                DECEMBER 31, 2004
                                                                     --------------------------    ---------------------------
                                                          FACE                       ESTIMATED                      ESTIMATED
                                                         AMOUNT         COST       MARKET VALUE       COST        MARKET VALUE
                                                      -----------    -----------   ------------    -----------    ------------
CASH AND CASH EQUIVALENTS--
PERCENTAGE OF NET ASSETS                                                                   16.7%                           9.4%
Federal Home Loan Bank, 6.4500%, Jan. 3, 2005 ....    $19,475,000             --             --    $19,455,135     $19,455,135
Federal Home Loan Banks, 2.6870%, July 1, 2005 ...    $16,953,000    $16,951,752    $16,951,752             --              --
Federal Home Loan Mortgage Company, 3.0500%,
  July 1, 2005 ...................................     15,000,000     14,961,250     14,961,250             --              --
                                                      -----------    -----------    -----------    -----------     -----------
TOTAL CASH EQUIVALENTS ...........................     31,953,000     31,913,002     31,913,002     19,455,135      19,455,135
CASH .............................................        933,043        933,043        933,043     (1,897,953)     (1,897,953)
                                                      -----------    -----------    -----------    -----------     -----------
TOTAL CASH AND CASH EQUIVALENTS ..................    $32,886,043    $32,846,045    $32,846,045    $17,557,182     $17,557,182
                                                      ===========    ===========    ===========    ===========     ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

            THEPRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             JUNE 30, 2005 AND 2004

                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and notes thereto included in each partner's Annual Report on Form 10-K for the Year Ended December 31, 2004.

Real estate investments are reported at their estimated fair market values.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" (the "Audit Guide"). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Prudential Variable Contract Real Property Partnership (the "Partnership") is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its investments may need to be consolidated as a result of this FIN 46-R.

NOTE 2: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential Investment Management ("PIM") charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2005 and 2004 investment management fees incurred by the Partnership were $1,370,266 and $1,283,932, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2005 and 2004 were $53,907 and $73,815, respectively, and are classified as part of administrative expense in the Consolidated Statements of Operations.

NOTE 3: COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential Insurance Company of America ("Prudential") management, the outcome of such matters will not have a material effect on the Partnership.

As of June 30, 2005, the Partnership had the following outstanding commitments to purchase real estate or fund additional expenditures on previously acquired properties and loan take-out agreements:


                                               COMMITMENTS
                     PROPERTY TYPE               (000'S)
                    --------------            -------------
                      Apartments                 $20,405
                        Retail                    15,344
                         Other                     1,550
                                                 -------
                         Total                   $37,299
                                                 -------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

            THEPRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             JUNE 30, 2005 AND 2004

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

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------------------------------
                                                                2005        2004        2003        2002        2001
                                                               ------      ------      ------      ------      ------
PER SHARE(UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period ......................    $26.15      $24.66      $24.11      $23.82      $22.74
                                                               ------      ------      ------      ------      ------
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee ..................      0.78        0.67        0.79        0.83        0.82
Management fee ............................................     (0.19)      (0.17)      (0.16)      (0.15)      (0.15)
Net realized and unrealized gain (loss) on investments ....      0.76        0.39       (0.57)      (0.87)       0.36
                                                               ------      ------      ------      ------      ------
   Net Increase in Net Assets Resulting from Operations ...      1.35        0.89        0.06       (0.19)       1.03
                                                               ------      ------      ------      ------      ------
NET ASSET VALUE, END OF PERIOD ............................    $27.50      $25.55      $24.17      $23.63      $23.77
                                                               ======      ======      ======      ======      ======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a): ..................      5.90%       4.37%       0.88%      (0.17)%      5.20%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ...................      $196        $188        $185        $197        $216
   Ratios to average net assets (b):
      TotalPortfolio Level Expenses .......................      0.73%       0.70%       0.65%       0.63%       0.65%
      Net Investment Income ...............................      2.96%       2.71%       3.27%       3.55%       3.63%


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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Financial Statements of the Account and the Partnership and the related Notes included in the financial statements herein.

(a) LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Partnership's liquid assets, consisting of cash and cash equivalents, were approximately $32.8 million, an increase of approximately $15.2 million from $17.6 million at December 31, 2004. The increase was primarily due to sales proceeds received in connection with two sales, which resulted in $15.4 million of cash being received by the Partnership. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, and financings. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of June 30, 2005, 13.2% of the Partnership's total assets consisted of cash and cash equivalents.

Dispositions for the six months ended June 30, 2005 included the sale of one apartment complex located in Salem, Oregon and one office property located in Oakbrook Terrace, Illinois. The two investments sold for a combined total of $16.1 million.

During the first six months of 2005, the Partnership  spent  approximately  $2.5 million on capital improvements to existing properties. Approximately $0.6 million was associated with the renovation of the apartment complex in Atlanta, Georgia, $1.3 million was associated with the renovation and redevelopment of the retail center in Roswell, Georgia, and $0.2 million was associated with the renovation of the hotel property in Lake Oswego, Oregon. The remaining $0.4 million was associated with minor capital improvements at various other properties.

(b) RESULTS OF OPERATIONS

The following is a comparison of the Partnership's results of operations for the six and three month periods ended June 30, 2005 and 2004.

                         NET INVESTMENT INCOME OVERVIEW

The  Partnership's  net investment income for the six months ended June 30, 2005 was approximately $4.2 million, an increase of $0.5 million from $3.7 million for the prior year period. The Partnership's net investment income for the quarter ended June 30, 2005 was $2.2 million, an increase of $0.5 million from $1.7 million for the prior year period. The increase for both the six-month and three-month periods was primarily due to increased rents and stabilized occupancy at both office properties in Brentwood, Tennessee. Partially offsetting these gains were decreases in net investment income in the apartment sector for both the six-month and three-month periods as a result of (a) rental concessions and mortgage interest incurred for the apartment property in Atlanta, Georgia that was not applicable during the first six months of 2004 and
(b) increases in expenses at the apartment property in Jacksonville, Florida.

                               VALUATION OVERVIEW

The Partnership recorded an aggregate unrealized gain of $4.6 million for the six months ended June 30, 2005, compared to an unrealized gain of $2.9 million during the prior year period. The Partnership recorded an aggregate unrealized gain of $1.8 million for the three months ended June 30, 2005, compared to an unrealized gain of $3.5 million during the prior year period. The unrealized gain during the first six months of 2005 was attributed to gains in the apartment, retail, industrial, and hotel sectors primarily due to strengthening market fundamentals and continued investor demand, which has caused an increase in valuations. Partially offsetting these gains was the loss in value in the office sector of $0.1 million primarily due to decreases in occupancy coupled with soft market conditions affecting the office property in Lisle, Illinois. The unrealized gain for the three months ended June 30, 2005 was primarily recorded in the apartment and hotel sectors. The increases for the apartment sectors are due to investor demand as noted above. The hotel sector recorded value gains mainly due to continued strengthening market fundamentals as discussed above.

The Partnership recorded an aggregate realized gain of $0.9 million for the six months ended June 30, 205. The Partnership recorded an aggregate realized gain of $1.1 million for the three months ended June 30, 2005. The realized gain for both the six-month and three-month periods was exclusively experienced in the office sector in connection with the sale of the office property located in Oakbrook Terrace, Illinois.

            NET GAIN (LOSS) ON REAL ESTATE INVESTMENTS SOLD OVERVIEW

On June 8, 2005, the Partnership sold an office property in Oakbrook Terrace, Illinois for $11.4 million, resulting in a realized gain of approximately $1.1 million.

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type for the six and three month periods ended June 30, 2005 and 2004.

                                                  SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------    ---------------------------
                                                    2005            2004           2005            2004
                                                 ----------      -----------    ----------      -----------
NET INVESTMENT INCOME:
Office properties ............................   $1,637,225      $   981,699    $  967,063      $   478,904
Apartment complexes ..........................    1,022,989        1,352,780       383,759          611,230
Retail properties ............................    2,229,755        2,290,760     1,174,352        1,132,508
Industrial properties ........................      248,360          320,701       128,395          172,915
Hotel property ...............................      386,454          175,683       216,918          115,952
Other (including interest income,
  investment mgt fee, etc.) ..................   (1,294,617)      (1,455,574)     (628,115)        (767,524)
                                                 ----------      -----------    ----------      -----------
TOTAL NET INVESTMENT INCOME ..................   $4,230,166      $ 3,666,049    $2,242,372      $ 1,743,985
                                                 ==========      ===========    ==========      ===========
NET REALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS:
Apartment Complex ............................     (198,238)              --            --               --
Office Building ..............................    1,050,833               --     1,050,833               --
                                                 ----------      -----------    ----------      -----------
TOTAL NET REALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ....................      852,595               --     1,050,833               --
                                                 ----------      -----------    ----------      -----------
NET UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS:
Office properties ............................      (89,446)     $(1,194,297)      (28,140)     $   885,313
Apartment complexes ..........................    1,942,485        1,000,460     1,778,785        1,085,535
Retail properties ............................    1,028,116        3,242,461      (163,721)       1,679,353
Industrial properties ........................      995,760           13,441          (172)          21,947
Hotel property ...............................      673,812         (116,128)      224,895         (165,111)
                                                 ----------      -----------    ----------      -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ....................    4,550,727        2,945,937     1,811,647        3,507,037
                                                 ----------      -----------    ----------      -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
  REAL ESTATE INVESTMENTS ....................   $5,403,322      $ 2,945,937    $2,862,480      $ 3,507,037
                                                 ==========      ===========    ==========      ===========

OFFICE PORTFOLIO

                                         NET              NET          REALIZED /
                                     INVESTMENT       INVESTMENT       UNREALIZED       UNREALIZED
                                     INCOME/LOSS      INCOME/LOSS      GAIN/(LOSS)      GAIN/(LOSS)       OCCUPANCY        OCCUPANCY
PROPERTY                                2005             2004             2005             2004             2005             2004
--------                             -----------      -----------      -----------      -----------       ---------        ---------
SIX MONTHS ENDING JUNE 30,
Lisle, IL......................       $  238,290        $ 184,040       $ (398,854)     $(2,104,741)          43%              44%
Brentwood, TN..................          496,983          399,601          107,333          260,740           90%              83%
Oakbrook Terrace, IL*..........          253,544          122,627        1,173,295         (511,164)         N/A               41%
Beaverton, OR..................          398,695          453,390          (54,196)              --           75%              75%
Brentwood, TN..................          249,713         (177,959)         133,809        1,160,868          100%             100%
                                      ----------        ---------       ----------      -----------
                                      $1,637,225        $ 981,699       $  961,387      $(1,194,297)
                                      ----------        ---------       ----------      -----------
THREE MONTHS ENDING JUNE 30,
Lisle, IL......................       $  136,858        $  90,839            $  --            $  --
Brentwood, TN..................          271,298          199,316          (41,340)         300,000
Oakbrook Terrace, IL*..........          187,324           58,992        1,072,029         (141,279)
Beaverton, OR..................          180,688          217,086           (7,996)              --
Brentwood, TN..................          190,895          (87,329)              --          726,592
                                      ----------        ---------       ----------      -----------
                                      $  967,063        $ 478,904       $1,022,693      $   885,313
                                      ----------        ---------       ----------      -----------

* Net Investment Income for the six months ended June 30, 2005 and three months ended June 30, 2005 reflects partial period results for the office property located in Oakbrook Terrace, Illinois that was sold on June 8, 2005.

                              NET INVESTMENT INCOME


Net investment income for the Partnership's office properties was approximately $1.6 million for the six months ended June 30, 2005, an increase of $0.7 million from the prior year period. Net investment income for the Partnership's office properties was approximately $1.0 million for the three months ended June 30, 2005, an increase of $0.5 million from the prior year period. The increase for both periods was primarily due to stabilized occupancy and increased market rents at both of the Partnership's office assets in Brentwood, Tennessee and lower expenses incurred at the office property in Oakbrook Terrace, Illinois.

                   TOTAL REALIZED AND UNREALIZED GAIN/(LOSS)

The office properties owned by the Partnership recorded an aggregate realized and unrealized gain of approximately $1.0 million during the first six months of 2005, compared to an unrealized loss of $1.2 million for the prior year period. The sale of the office property in Oakbrook Terrace, Illinois at a price above market value contributed to this 2005 gain.

The office properties owned by the Partnership recorded an aggregate unrealized loss of approximately $1.2 million during the first six months of 2004. The decrease in values was primarily due to a decline in market rents, a decrease in occupancy due to various lease expirations and increases in leasing commissions, tenant improvements and tenant concessions associated with the office properties located in Lisle, Illinois and Oakbrook Terrace, Illinois.

The office properties owned by the Partnership recorded an aggregate realized and unrealized gain of approximately $1.0 million for the three months ended June 30, 2005 primarily due to the sale of the office property in Oakbrook Terrace, Illinois as discussed above.

APARTMENT COMPLEXES

                                         NET              NET          REALIZED/
                                     INVESTMENT       INVESTMENT       UNREALIZED       UNREALIZED
                                     INCOME/LOSS      INCOME/LOSS      GAIN/(LOSS)      GAIN/(LOSS)       OCCUPANCY        OCCUPANCY
PROPERTY                                2005             2004             2005             2004             2005             2004
--------                             -----------      -----------      -----------      -----------       ---------        ---------
SIX MONTHS ENDING JUNE 30,
Atlanta, GA....................       $   42,837      $   420,536      $    92,560      $   275,009          91%              91%
Raleigh, NC....................          264,595          294,903          990,152          607,985          94%              94%
Jacksonville, FL...............          400,916          519,311          304,269          (64,829)         92%              95%
Gresham/Salem, OR*.............          314,641          118,030          357,266          182,295          86%              86%
                                      ----------      -----------      -----------      -----------
                                      $1,022,989      $ 1,352,780      $ 1,744,247      $ 1,000,460
                                      ----------      -----------      -----------      -----------
THREE MONTHS ENDING JUNE 30,
Atlanta, GA....................       $  (28,369)     $   213,167      $   298,258      $   (14,991)
Raleigh, NC....................          119,679          147,211          990,813          672,985
Jacksonville, FL...............          182,036          245,694          (12,722)         (36,829)
Gresham/Salem, OR*.............          110,413            5,158          502,436          464,370
                                      ----------      -----------      -----------      -----------
                                      $  383,759      $   611,230      $ 1,778,785      $ 1,085,535
                                      ----------      -----------      -----------      -----------

* Net investment income for the six months ended June 30, 2005 reflects partial period results for the apartment property in Salem, Oregon that was sold on March 10, 2005 and full period results for the apartment property in Gresham, Oregon. Net investment income for the three months ended June 30, 2005 reflects results for the apartment property in Gresham, Oregon. Net investment income for the six months ended June 30, 2004 and three months ended June 30, 2004 reflects results for four apartment properties located in Gresham/Salem, Oregon, two of which were sold prior to year-end 2004.

                              NET INVESTMENT INCOME

Net investment income for the Partnership's apartment properties was $1.0 million for the six months ended June 30, 2005, a decrease of $0.3 million from the prior year period. Net investment income for the Partnership's apartment properties was $0.4 million for the three months ended June 30, 2005, a decrease of $0.2 million from the prior year period. The decrease for both periods was primarily due to (a) rental concessions and mortgage interest incurred for the apartment property in Atlanta, Georgia that was applicable during the first six months of 2004 and (b) increases in expenses at the apartment property in Jacksonville, Florida. Partially offsetting the decrease for both periods was an increase in net investment income for the apartment properties in Gresham/Salem, Oregon due to a diminution of mortgage interest expense resulting from the prepayment of debt.

                    TOTAL REALIZED AND UNREALIZED GAIN/(LOSS)

The Partnership recorded an aggregate unrealized and realized gain of $1.7 million for the six months ended June 30, 2005, compared to an unrealized gain of $1.0 million for the prior year period. The unrealized gain was primarily due to continued investor demand, which has caused an increase in valuations.

The apartment properties owned by the Partnership recorded an aggregate unrealized gain of $1.8 million for the three months ended June 30, 2005, compared to an aggregate unrealized gain of $1.1 million for the prior year period. The unrealized gain was primarily due to investor demand as discussed above.

RETAIL PROPERTIES

                                         NET              NET          REALIZED/
                                     INVESTMENT       INVESTMENT       UNREALIZED       UNREALIZED
                                     INCOME/LOSS      INCOME/LOSS      GAIN/(LOSS)      GAIN/(LOSS)       OCCUPANCY        OCCUPANCY
PROPERTY                                2005             2004             2005             2004             2005             2004
--------                             -----------      -----------      -----------      -----------       ---------        ---------
SIX MONTHS ENDING JUNE 30,
Roswell, GA....................       $  814,280      $   784,360      $   (83,107)     $   (74,215)         77%              74%
Kansas City, KS; MO............          206,952          261,406         (962,104)       1,827,239          79%              87%
Hampton, VA ...................          615,350          611,260        1,200,000          587,150         100%             100%
Ocean City, MD.................          472,735          411,613          873,327          902,287          90%              99%
Westminster, MD*...............               --          142,901               --               --          N/A              N/A
Westminster, MD **.............          120,438           79,220               --               --          N/A              N/A
                                      ----------      -----------      -----------      -----------
                                      $2,229,755      $ 2,290,760      $ 1,028,116      $ 3,242,461
                                      ----------      -----------      -----------      -----------
THREE MONTHS ENDING JUNE 30,
Roswell, GA....................       $  366,158      $   357,942      $   339,538      $   (34,505)
Kansas City, KS; MO............           84,202          100,794       (1,048,782)       1,083,231
Hampton, VA ...................          307,642          307,179               --          301,650
Ocean City, MD.................          354,754          235,242          545,523          328,977
Westminster, MD*...............               --          111,257               --               --
Westminster, MD **.............           61,596           20,094               --               --
                                      ----------      -----------      -----------      -----------
                                      $1,174,352      $ 1,132,508      $  (163,721)     $ 1,679,353
                                      ----------      -----------      -----------      -----------

*  Classified as Other Real Estate Investment (Paid off September 13, 2004)

** Mortgage Loan Receivable (Acquired January 2004)

                              NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties was $2.2 million for the six months ended June 30, 2005, a decrease of $0.1 million from the prior year period. Net investment income for the Partnership's retail properties was $1.2 million for the three months ended June 30, 2005, an increase of $0.1 million from the prior year period. The decrease in net investment income during the first six months of 2005 was primarily due to interest income received the prior year in connection with the loan made by the Partnership to the retail center in Westminster, Maryland that was paid off on September 13, 2004. The increase in net investment income for the three months ended June 30, 2005 was primarily due to decreased expenses at the retail property in Ocean City, Maryland. Partially offsetting the gain was the interest income received the prior year at the retail center in Westminster, Maryland as discussed above.

                             UNREALIZED GAIN/(LOSS)

The retail properties recorded an aggregate unrealized gain of $1.0 million for the six months ended June 30, 2005, compared to an unrealized gain of $3.2 million for the prior year period. The unrealized gain was primarily due to continued investor demand at the retail centers in Hampton, Virginia and Ocean City, Maryland that recorded a combined unrealized gain of $2.1 million. Partially offsetting these gains was an unrealized loss of $1.0 million recorded at the retail centers located in Kansas City, Kansas and Missouri due to increased vacancy and near-term lease expirations and $0.1 million recorded at the retail center in Roswell, Georgia.

The retail properties recorded an aggregate unrealized loss of $0.2 million for the three months ended June 30, 2005, compared to an unrealized gain of $1.7 million for the prior year period. The unrealized loss is primarily due to a decrease in value recorded at the retail centers located in Kansas City, Kansas and Missouri as discussed above. Partially offsetting the loss were unrealized gains of $0.3 million recorded at the retail center in Roswell, Georgia and $0.5 million recorded at the retail center in Ocean City, Maryland.

INDUSTRIAL PROPERTIES

                                         NET              NET
                                     INVESTMENT       INVESTMENT       UNREALIZED       UNREALIZED
                                     INCOME/LOSS      INCOME/LOSS      GAIN/(LOSS)      GAIN/(LOSS)       OCCUPANCY        OCCUPANCY
PROPERTY                                2005             2004             2005             2004             2005             2004
--------                             -----------      -----------      -----------      -----------       ---------        ---------
SIX MONTHS ENDING JUNE 30,
Aurora, CO.....................       $  248,360      $   319,438       $  995,760        $  13,441          81%              88%
Bolingbrook, IL................               --            2,603               --               --          Sold September 2002
Salt Lake City, UT.............               --           (1,340)              --               --           Sold January 2003
                                      ----------      -----------       ----------        ---------
                                      $  248,360      $   320,701       $  995,760        $  13,441
                                      ----------      -----------       ----------        ---------
THREE MONTHS ENDING JUNE 30,
Aurora, CO.....................       $  128,395      $   174,026       $     (172)       $  21,947
Bolingbrook, IL................               --               --               --               --
Salt Lake City, UT.............               --           (1,111)              --               --
                                      ----------      -----------       ----------        ---------
                                      $  128,395      $   172,915       $     (172)       $  21,947
                                      ----------      -----------       ----------        ---------

                              NET INVESTMENT INCOME

Net investment income for the Partnership's industrial property was $0.2 million for the six months ended June 30, 2005, a decrease of $0.1 million from the prior year period. Net investment income for the Partnership's industrial property was $0.1 million for the three months ended June 30, 2005, a decrease of $0.1 million from the prior year period. The decrease was primarily due to lower occupancy, as a result of a lease termination in 2004.

                             UNREALIZED GAIN/(LOSS)

The Aurora, Colorado industrial property owned by the Partnership recorded an unrealized gain of approximately $1.0 million for the six months ended June 30, 2005. The unrealized gain was primarily due to continuing investor demand for this product type.

HOTEL PROPERTY

                                         NET              NET
                                     INVESTMENT       INVESTMENT       UNREALIZED       UNREALIZED
                                     INCOME/LOSS      INCOME/LOSS      GAIN/(LOSS)      GAIN/(LOSS)       OCCUPANCY        OCCUPANCY
PROPERTY                                2005             2004             2005             2004             2005             2004
--------                             -----------      -----------      -----------      -----------       ---------        ---------
SIX MONTHS ENDING JUNE 30,
Lake Oswego, OR ...............        $386,454         $175,683         $673,812        $(116,128)          72%              68%
THREE MONTHS ENDING JUNE 30,
Lake Oswego, OR ...............        $216,918         $115,952         $224,895        $(165,111)

                              NET INVESTMENT INCOME

Net investment income for the Partnership's hotel property was $0.4 million for the six months ended June 30, 2005, an increase of $0.2 million from the prior year period. Net investment income for the Partnership's hotel property was $0.2 million for the three months ended June 30, 2005, an increase of $0.1 million from the prior year period. The increase was primarily attributed to reduced expenses and higher average daily rates generated at the hotel for the first six months ended June 30, 2005 compared to the prior year period.

                             UNREALIZED GAIN/(LOSS)

The Lake Oswego, Oregon hotel property owned by the Partnership recorded an unrealized gain of $0.7 million for the six months ended June 30, 2005, compared to an unrealized loss of $0.1 million for the prior year period. The Partnership's hotel property recorded an unrealized gain of $0.2 million for the three months ended June 30, 2005, compared to an unrealized loss of $0.2 million for the prior year period. The increase for both periods was primarily due to strengthening market fundamentals.

OTHER

Other net investment income increased $0.2 million during the six months ended June 30, 2005 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

(c) INFLATION

The Partnership's leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may reduce the Partnership's exposure to increases in operating costs resulting from inflation.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with US GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Financial Statements of the Account and the Partnership may change significantly.

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

The purpose of an appraisal is to estimate the market value of real estate as of a specific date. Market value has been defined as the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite for a fair sale, with the buyer and seller each acting prudently, knowledgeably, and in their self interest, and assuming that neither is under undue duress.

Unconsolidated real estate partnerships are valued at the Partnership's equity in net assets, as reflected in the partnership's financial statements, with properties valued as described above.

Mortgage  and other loans  receivable,  which are  accounted  for as loans,  are
independently   valued  according  to  the  same  appraisal   process  as  other
investments in real estate.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process, except for other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of June 30, 2005 and June 30, 2004.

OTHER ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK -- The Partnership's exposure to market rate risk for changes in interest rates relates to approximately 38.86% (as of June 30, 2005) of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at June 30, 2005:

                                              ESTIMATED MARKET
                                                    VALUE            AVERAGE
                                 MATURITY      (IN $ MILLIONS)    INTEREST RATE
                               ------------  ------------------  ---------------
Cash and Cash equivalents....   0-3 months         $32.8              2.66%

The table below discloses the Partnership's debt as of June 30, 2005. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),             7/1/2005-                                                                               ESTIMATED
INCLUDING CURRENT PORTION         12/31/2005    2006       2007         2008         2009      THEREAFTER      TOTAL      FAIR VALUE
-------------------------         ----------    ----       ----         ----         ----      ----------      -----      ----------
Average Fixed Interest Rate ....     5.20%      5.20%      5.18%         4.99%        5.20%        6.75%         6.17%
Fixed Rate .....................     $196       $550       $589       $26,092       $8,746       $7,284       $43,457       $43,085
Variable Rate ..................       --         --         --            --           --           --            --            --
                                    ------------------------------------------------------------------------------------------------
Total Mortgage Loans Payable ...     $196       $550       $589       $26,092       $8,746       $7,284       $43,457       $43,085
                                    ------------------------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, delinquencies could increase and result in losses to the Partnership and the Account, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  IN RESPECT OF
        PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
        ----------------------------------------------------------------
                                  (REGISTRANT)

          ------------------------------------------------------------


Date:   August 15, 2005                          By: /s/ Bernard J. Jacob
        --------------                               ----------------
                                                         Bernard J. Jacob
                                                         Chief Executive Officer