Form 10-K
period 2005-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2006-03-31
CIK 829114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file Number 33-20018

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY in respect of

PRUCO LIFE OF NEW JERSEY CONTRACT REAL PROPERTY ACCOUNT

(Exact name of registrant as specified in its charter)

New Jersey	22-2426091

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

213 Washington Street, Newark, New Jersey 07102-2992

(Address of principal executive offices) (Zip Code)

(800) 778-2255

(Registrant’s Telephone Number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securites Act.     YES    NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES    NO

Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)

Large Accelerated filer            Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act)    Yes      No

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTANT’S DEFINITIVE PROXY STATEMENT OR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 9, 2006, TO BE FILED WITH BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2005.

The Pruco Life of New Jersey Variable Contract Real Property Account meets the conditions set forth in
General Instruction (I) (1) (a) and (b) on Form 10-K and is therefore filing this Form with reduced disclosure.

Back to Cover

PRUCO LIFE OF NEW JERSEY CONTRACT
REAL PROPERTY ACCOUNT
(Registrant)

Back to Contents

Forward-Looking Statement Disclosure

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall,” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey (“the Company”) or the Prudential Variable Contract Real Property Account (the “Real Property Account”). There can be no assurances that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchase, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. The Company does not intend, and is under no obligation to update and particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to the operation of the Partnership.

Back to Contents

PART I

Item 1. Business

Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Account”), the Registrant, was established on October 30, 1987. The Real Property Account was established as a separate investment account of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), pursuant to New Jersey law. The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the “Contracts”) issued by Pruco Life of New Jersey.

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through an agreement among Prudential, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership’s assets are generally held in cash or invested in liquid instruments and securities although the Partners reserve discretion to increase this amount to meet partnership liquidity requirements.

Office Properties – The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 370,550 of which 77%, or 283,975 square feet, are leased between 1 and 10 years.

Apartment Complexes – The Partnership owns apartment complexes in Atlanta, Georgia and Raleigh, North Carolina, comprising a total of 490 apartment units, of which 93%, or 454 units, are leased. Leases range from month to month to one year.

Retail Property – The Partnership owns retail centers in Roswell, Georgia; Kansas City, Kansas and Missouri; Ocean City, Maryland; and Hampton, Virginia. Total square footage owned is approximately 1,151,208 of which 88%, or 1,009,058 square feet, are leased between 1 and 30 years.

Industrial Properties – The Partnership owns an industrial property in Aurora, Colorado. Total square footage owned is approximately 277,930 of which 78%, or 216,474 square feet, are leased between 1 and 10 years.

Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2005 averaged 76.5%.

Investment in Real Estate Trust – The Partnership liquidated its entire investment in REIT shares in December 2001. The Partnership does, however, maintain a preferred equity investment in an existing private REIT (see Item 7(a)).

The Partnership’s investments are maintained so as to meet the diversification requirements set forth in treasury regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h) requires, among other things, that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with regulatory requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership’s gross assets as of the prior fiscal year.

Back to Contents

For information regarding the Partnership’s investments, operations, and other significant events, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data.

The following is a description of general conditions in the U.S. real estate markets. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values and returns to this section are not necessarily relevant to the Partnership’s portfolio. These results are not indicative of future performance.

Real Estate Market Overview

Space market fundamentals continued their gradual recovery in 2005 as vacancy rates fell across all property types and in most major markets. The gradual recovery and continued strong demand for property investments drove transaction volumes to record levels last year. All major property types saw increases in transaction volumes and pricing, and further declines in capitalization rates last year. According to the National Council of Real Estate Investment Fiduciaries (“NCREIF”), the NCREIF Property Index, which is the benchmark for unleveraged private institutional real estate investments in the U.S., gained 5.43% in the fourth quarter, pushing the index’s one-year total return to 20.06%.

Office Market

Healthier fundamentals in the office sector contributed to its improved performance last year. According to Torto Wheaton Research (TWR), a Boston-based real estate research firm, the average office vacancy rate fell to about 13.6% at the end of last year from 15.4% at year-end 2004. Suburban vacancy rates improved by a larger margin than downtown rates, falling about 2 percentage points year-over-year, but absorption of downtown space accelerated in the second half. At year-end, the average downtown vacancy rate was 11.8%, well below the 13.2% at the end of 2004.

Continued job growth and little risk of new supply rising over the next twelve months helped the NCREIF office subindex deliver one-year total returns of 19.46% in 2005, which included 11.96% appreciation and a one-year income return of 6.89%.

Apartment Market

Declining home affordability and continued job growth over the second half of 2005 are starting to improve apartment market fundamentals. Leasing concessions remain common, but vacancies fell modestly in many markets last year as the condo market claimed more apartment stock. The condo market has had both positive and negative consequences for apartment investors in recent years. Increasing condo supply has contributed to the fall in tenant demand for rental units. However, condo converters, investors who buy apartment and other properties for conversion to residential condominiums, have helped raise asset values by competing for multifamily assets. As a result, the apartment subindex of the NCREIF Property Index delivered a total return of 21.15% in 2005. The apartment return included 14.85% appreciation and a one-year income return of 5.69%.

Retail Market

Although space market fundamentals in the retail sector remained healthy throughout 2005, retail investment performance slowed relative to other property types after three consecutive years of dramatic outperformance. Total returns for retail properties in the NCREIF Property Index dipped below those for office properties in the second and third quarters of 2005 for the first time since the third quarter of 2001 as investors shifted their focus from retail to other sectors where the near-term prospects for rent growth and appreciation seem better. Despite the relatively weaker performance in 2005, retail market fundamentals remain attractive and retail cash yields (after deducting capital expenditures) remain the highest of any NCREIF property type.

The retail subindex returned 5.99% during the fourth quarter of 2005 and 19.98% for the year overall. Strong appreciation accounted for a large share of the sector’s total return in the fourth quarter (4.32%) and for the year as a whole (12.55%).

Back to Contents

Industrial Market

The industrial sector experienced a sharp rise in tenant and investor demand last year. Industrial transaction volume surged to nearly $35 billion, according to Real Capital Analytics, a New York City-based real estate research firm, an increase of more than 55% above the total volume in 2004. Strong absorption in many industrial markets in 2005 likely contributed to the increase. According to TWR, the average vacancy rate for industrial properties fell 1.7 percentage points last year to about 9.7% at year-end, the lowest level since 3Q01.

The NCREIF industrial subindex delivered a 20.31% total return in 2005, which included 12.32% appreciation and a 7.32% income return.

Hotel Market

Although it remained the weakest of the NCREIF property types, the lodging industry continued its recovery in 2005 as demand rose further and new supply remained limited. According to Smith Travel Research (STR), a national lodging industry research firm, room demand rose more than 3% in 2005. With only a slight 0.4% increase in room supply nationally and stronger demand, particularly from business travelers, the national average hotel occupancy rate climbed to 63.1% from 61.3% in 2004. Hotel revenue per available room (RevPAR) also posted healthy gains in 2005 and has finally recovered to its peak reached in 2000, before the recession and terrorism caused demand to collapse.

The NCREIF hotel subindex delivered an 18.99% total return in 2005, which included 9.50% appreciation, the lowest among the five property subtypes in the NCREIF index, and an 8.89% income return, the highest in the index.

Item 1A. Risk Factors

All real estate investments are subject to varying degrees of risk. The yields available from investments depend on the amounts of income generated and expenses incurred. If investment properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, cash flow will be adversely affected.

The revenues and value of a particular real estate investment may be adversely affected by a number of factors, including, but not limited to: the cyclical nature of the real estate market, general national economic conditions, local economic conditions, local real estate conditions, and fluctuations in operating costs, including real estate taxes and utilities. Certain significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If a property is mortgaged to secure payment of indebtedness, and if the mortgaged property is unable to produce enough revenue to cover its mortgage or other debt payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the lender. In addition, a property's revenues and real estate value may also be affected by such factors as potential liability under applicable federal, state and local laws and regulations, which may vary widely depending upon location, including tax laws, environmental laws, Americans with Disabilities Act accessibility requirements, and rent stabilization laws.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Securities Holders

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

Back to Contents

PART II

Item 5. Market for the Registrant’s Interests, Related Security Holder Matters and Issuer Purchases of Equity Securities

Owners of the Contracts may participate by allocating all or part of the net premiums or purchase payments to the Real Property Account. Contract values vary with the performance of the Real Property Account’s investments through the Partnership. Participating interests in the Real Property Account are not traded in any public market; therefore a discussion of market information is not relevant.

As of December 31, 2005 approximately 2,481 contract owners of record held investments in the Real Property Account.

Item 6. Selected Financial Data

RESULTS OF OPERATIONS:

	Year Ended December 31,

	2005	2004	2003	2002	2001	2000	1999

Total Investment Income	$28,644,271	$29,076,163	$27,060,494	$27,077,048	$27,480,593	$26,387,938	$24,835,049

Net Investment Income	$9,219,171	$7,799,606	$10,613,409	$10,864,043	$12,350,306	$13,638,117	$13,279,589

Net Realized and Unrealized (Loss) Gain on Investment in Partnership	15,460,619	3,280,394	(6,467,364)	(8,517,663)	(2,547,749)	4,487,022	(7,217,046)

Net Increase in Net Assets Resulting From Operations	$24,679,790	$11,080,000	$4,146,045	$2,346,380	$9,802,557	$18,125,139	$6,062,543

FINANCIAL POSITION:

	Year Ended December 31,

	2005	2004	2003	2002	2001	2000	1999

Total Assets	$246,015,115	$240,575,611	$235,627,852	$229,720,113	$234,594,652	$221,512,296	$225,142,653

Long Term Lease Obligation	$0	$0	$0	$0	$0	$0	$0

Mortgage Loans Payable	$33,195,607	$43,773,767	$43,934,494	$35,699,108	$28,994,521	$10,092,355	$10,184,662

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited Consolidated Financial Statements of the Account and the Partnership and the related Notes included herein.

(a) Liquidity and Capital Resources

As of December 31, 2005, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $45.5 million, an increase of approximately $27.9 million from $17.6 million at December 31, 2004. The increase was primarily due to net sales proceeds of approximately $41.7 million, of which the Partnership received approximately $39.5 million in cash. Partially offsetting the increase were an initial preferred equity investment and additional funding of existing investments, as described below. Sources of liquidity include net cash flow from property operations, sales, financings and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of December 31, 2005, 18.5% of the Partnership’s total gross assets consisted of cash and cash equivalents.

Back to Contents

Dispositions for the year included the sale of an apartment complex located in Salem, Oregon, an office property located in Oakbrook Terrace, Illinois, an apartment complex located in Gresham, Oregon, and an apartment complex located in Jacksonville, Florida. In addition, the Partnership sold, prior to funding, a parcel of land located in Blue Springs, Missouri. The five investments sold for combined proceeds, prior to the repayment of debt and minority interest, of $55.1 million. A minority interest partner bought out the Partnership’s investment in the aforementioned Jacksonville, Florida consolidated real estate partnership resulting in net proceeds to the Partnership of $15.9 million. This transaction resulted in the assumption of a mortgage loan by the partner of approximately $10.0 million and a reduction of the partner’s minority interest of $3.7 million.

During 2005, the Partnership made an initial $7.1 million preferred equity investment in an existing private REIT, Capital Automotive, or “CARS”. CARS, owns approximately 364 properties, which are leased to sixty automobile dealership operators throughout the United States. This investment is structured with an annual preference rate of 7.5% for years one through five, 8.75% during years six and seven, and 12% for all subsequent years.

Also in 2005, the Partnership funded an additional $3.0 million to an existing Leasehold Mortgage Loan that was originated in January 2004 for the acquisition and redevelopment of a retail center in Westminster, Maryland. Since inception, approximately $4.3 million has been funded at an interest rate of 10% per annum.

The Partnership spent approximately $6.0 million on capital improvements to existing properties during 2005. Approximately $1.1 million was associated with the renovation of an apartment complex in Atlanta, Georgia, approximately $3.8 million with the renovation and redevelopment of a retail center in Roswell, Georgia, and approximately $0.5 million with the renovation of a hotel property in Lake Oswego, Oregon. The remaining $0.6 million was associated with minor capital improvements and transaction costs associated with leasing at various other properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the periods ended December 31, 2005 and 2004.

Net Investment Income Overview

The Partnership’s net investment income for the year ended December 31, 2005 was approximately $9.2 million, an increase of $1.4 million from $7.8 million for the prior year period. The office and hotel sector investments posted increases of $1.0 million and $0.5 million, respectively, from the prior year period. Partially offsetting these increases for 2005 were decreases in net investment income in the apartment, retail and industrial sectors, which posted decreases of $0.2 million, $0.3 million and $0.4 million, respectively, from the prior year period. Other net investment income increased $0.9 million during the year ended December 31, 2005 from the prior year period. Detail on the components of this net investment income are discussed below by property type sector.

Valuation Overview

The Partnership recorded an aggregate net realized and unrealized gain of $15.5 million for the year ended December 31, 2005, compared to an aggregate net realized and unrealized gain of $3.3 million for the prior year period.

The Partnership recorded an aggregate net realized gain of $6.2 million for the year ended December 31, 2005, compared to an aggregate net realized gain of $1.7 million for the prior year period. The realized gain for 2005 was recorded in the apartment and office sectors, which realized gains of $4.4 million and $1.2 million, respectively. In addition, the aggregate net realized gain for 2005 includes approximately $0.6 million of gain realized from the sale of a parcel of land located in Blue Springs, Missouri.

The Partnership recorded an aggregate net unrealized gain of $9.3 million for the year ended December 31, 2005, compared to an aggregate net unrealized gain of $1.6 million for the prior year period. The unrealized gain for 2005 was attributed to valuation gains in all property type sectors. Details of on the components of these valuation gains and/or losses are discussed below by property type sector.

Net Realized Gain (Loss) on Real Estate Investments Sold Overview

On November 28, 2005, the Partnership’s Blue Springs, Missouri land investment was sold, prior to funding, for $2.3 million, resulting in a realized gain of approximately $0.6 million.

Back to Contents

On November 30, 2005, the Partnership sold its interest in a consolidated joint venture that owns one apartment complex in Jacksonville, Florida for net proceeds of $15.9 million and a realized gain of approximately $4.3 million.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the years ended December 31, 2005 and 2004.

	Twelve Months Ended December 31,
	2005	2004

Net Investment Income:
Office properties	$3,100,955	$2,102,465
Apartment complexes	1,952,155	2,191,107
Retail properties	4,402,792	4,728,171
Industrial properties	574,977	933,253
Hotel property	1,086,783	640,660
Other (including interest income, investment mgt fee, etc.)	(1,898,491)	(2,796,050)

Total Net Investment Income	$9,219,171	$7,799,606

Net Realized Gain (Loss) on Real Estate Investments:
Apartment complexes	4,446,010	1,730,000
Office properties	1,174,380	—
Land	598,432	—

Total Net Realized Gain (Loss) on Real Estate Investments	6,218,822	1,730,000

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	3,298,783	222,384
Apartment complexes	516,658	(653,214)
Retail properties	3,011,793	2,072,496
Industrial properties	1,369,434	(190,659)
Hotel property	1,045,129	99,387

Total Net Unrealized Gain (Loss) on Real Estate Investments	9,241,797	1,550,394

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$15,460,619	$3,280,394

OFFICE PORTFOLIO

Year Ended December 31,	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Realized/ Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Property
Lisle, IL	$313,356	$498,150	$(98,837)	$(2,161,087)	38%	43%
Brentwood, TN	984,017	806,096	1,254,008	1,626,824	93%	91%
Oakbrook Terrace, IL (1)	203,313	404,805	1,174,380	(613,875)	N/A	41%
Beaverton, OR	851,182	904,462	809,842	(400,000)	78%	72%
Brentwood, TN	749,087	(511,048)	1,333,767	1,770,522	100%	100%

	$3,100,955	$2,102,465	$4,473,160	$222,384

(1)	Net investment income for the year ended December 31, 2005 reflects partial period results for the office property located in Oakbrook Terrace, Illinois that was sold on June 8, 2005.

Back to Contents

Net Investment Income

Net investment income for the Partnership’s office properties was approximately $3.1 million for the year ended December 31, 2005, an increase of $1.0 million from the prior year period. The increase was primarily due to stabilized occupancy and increased market rents at both of the Partnership’s office assets in Brentwood, Tennessee. Partially offsetting these increases were (a) the loss of rent at the Oakbrook Terrace, Illinois office property that was sold on June 8, 2005, (b) a decrease in occupancy at the office property in Lisle, Illinois, and (c) increased expenses at the office property in Beaverton, Oregon.

Total Net Realized and Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded an aggregate net realized and unrealized gain of approximately $4.5 million for the year ended December 31, 2005, compared to an aggregate net unrealized gain of $0.2 million for the prior year period. The 2005 gains were primarily due to (a) the sale of the office property in Oakbrook Terrace, Illinois and (b) strengthening market fundamentals and increases in occupancy at the office properties located in Brentwood, Tennessee and Beaverton, Oregon. Partially offsetting these gains for 2005 was a net unrealized loss of approximately $0.1 million related to the office property in Lisle, Illinois.

APARTMENT COMPLEXES

Year Ended December 31,	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Realized/ Unrealized Gain/(Loss) 2005	Realized/ Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Property
Atlanta, GA	$123,570	$814,285	$(597,672)	$(1,946,818)	91%	88%
Raleigh, NC	678,498	559,605	1,114,329	262,271	93%	95%
Jacksonville, FL (1)	902,707	972,604	4,283,549	69,368	N/A	89%
Gresham/Salem, OR (1)	247,380	(155,387)	162,462	2,691,965	N/A	91%

	$1,952,155	$2,191,107	$4,962,668	$1,076,786

(1)
Net investment income for the year ended December 31, 2005 reflects partial period results for the apartment properties in Salem, Oregon, Gresham, Oregon and Jacksonville, Florida that were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively. Net investment income for the year ended December 31, 2004 reflects results for four apartment properties located in Salem and Gresham, Oregon, two of which were sold on December 14, 2004.

Net Investment Income

Net investment income for the Partnership’s apartment properties was approximately $2.0 million for the year ended December 31, 2005, a decrease of $0.2 million from the prior year period. The decrease was primarily due to (a) increased expenses, rental concessions and interest incurred for a mortgage loan placed in September 2004 for the apartment property in Atlanta, Georgia and (b) the loss of rent at the apartment property in Jacksonville, Florida that was sold on November 30, 2005. Partially offsetting the decrease was (a) an increase in net investment income for the apartment properties in Gresham/Salem, Oregon due to a diminution of mortgage interest expense resulting from the prepayment of debt on the properties and (b) reduced expenses at the apartment property in Raleigh, North Carolina.

Total Realized and Unrealized Gain/(Loss)

The Partnership recorded an aggregate net realized and unrealized gain of $5.0 million for the year ended December 31, 2005, compared to a net realized and unrealized gain of $1.1 million for the prior year period. The 2005 gains in the Partnership’s apartment sector were primarily due to (a) continued investor demand for apartment property types that resulted in a net unrealized gain of approximately $1.1 million related to the Raleigh, North Carolina property and (b) the sales of one apartment complex in Salem, Oregon and one apartment complex in Jacksonville, Florida. Partially offsetting these gains was a net unrealized loss of approximately $0.6 million related to the apartment property in Atlanta, Georgia attributable to capital expended in connection with the completion of an exterior redevelopment that did not result in value gains.

Back to Contents

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Property
Roswell, GA	$1,767,394	$1,576,783	$1,652,340	$(2,536,369)	94%	74%
Kansas City, KS; Kansas City, MO	195,927	623,917	(5,069,318)	2,727,694	81%	81%
Hampton, VA	1,272,509	1,220,607	5,096,161	981,574	100%	100%
Ocean City, MD	871,644	921,803	1,332,610	899,597	85%	93%
Westminster, MD (1)	(5,704)	138,296	—	—	N/A	N/A
Westminster, MD (2)	278,799	246,765	—	—	N/A	N/A
CARS Preferred Equity (3)	22,223	—	—	—	N/A	N/A

	$4,402,792	$4,728,171	$3,011,793	$2,072,496

(1)	Classified as Other Real Estate Investment (mortgage paid in full September 13, 2004).
(2)	Mortgage Loan Receivable (Originated January 2004).
(3)	Net investment income for the year ended December 31, 2005 reflects partial period results.

Net Investment Income

Net investment income for the Partnership’s retail properties was $4.4 million for the year ended December 31, 2005, a decrease of $0.3 million from the prior year period. The decrease in net investment income was primarily due to (a) increased expenses at the retail centers in Kansas City, Kansas and Kansas City, Missouri, (b) increased vacancy at the retail center in Ocean City, Maryland and (c) interest income received the prior year in connection with the loan made by the Partnership to the retail center in Westminster, Maryland that was paid in full on September 13, 2004. Partially offsetting the decrease was (a) an increase in net investment income at the retail center in Roswell, Georgia due to higher occupancy resulting from the opening of an anchor retailer, Publix, (b) interest income received in connection with the mortgage loan made by the Partnership to the retail center in Westminster, Maryland in January 2004 and (c) income received from the preferred equity investment made by the partnership on December 16, 2005.

Unrealized Gain/(Loss)

The retail properties recorded an aggregate net unrealized gain of $3.0 million for the year ended December 31, 2005, compared to an aggregate net unrealized gain of $2.1 million for the prior year period. The 2005 unrealized gains were primarily due to (a) continued investor demand for retail centers that resulted in combined net unrealized gains of $6.4 million at the Hampton, Virginia and Ocean City, Maryland properties and (b) the completion of a redevelopment at the retail center in Roswell, Georgia that recorded a net unrealized gain of approximately $1.7 million. Partially offsetting these gains was a net unrealized loss of $5.1 million recorded at the retail centers located in Kansas City, Kansas and Kansas City, Missouri. The retail centers located in Kansas City, Kansas and Kansas City, Missouri were marketed for sale during 2005 which resulted in a value decline of $5.1 million reflective of offers received in connection with the marketing efforts and an estimate of the prepayment penalties related to the existing debt.

Back to Contents

INDUSTRIAL PROPERTIES

Year Ended December 31,	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Property
Aurora, CO	$574,977	$936,264	$1,369,434	$(190,659)	78%	66%
Bolingbrook, IL (1)	—	2,603	—	—	N/A	N/A
Salt Lake City, UT (1)	—	(5,614)	—	—	N/A	N/A

	$574,977	$933,253	$1,369,434	$(190,659)

(1)	The Bolingbrook, Illinois and Salt Lake City, Utah industrial properties were sold in September 2002 and January 2003, respectively, but certain post-closing adjustments were incurred in 2004.

Net Investment Income

Net investment income for the Partnership’s industrial property was $0.6 million for the year ended December 31, 2005, a decrease of $0.3 million from the prior year period. The decrease was primarily due to a decrease in occupancy as a result of a 2004 lease termination at the Partnership’s Aurora, Colorado industrial property.

Unrealized Gain/(Loss)

The Aurora, Colorado industrial property owned by the Partnership recorded a net unrealized gain of approximately $1.4 million for the year ended December 31, 2005, compared to a net unrealized loss of approximately $0.2 million for the prior year period. The 2005 net unrealized gain was primarily due to investor demand for this product type.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Property
Lake Oswego, OR	$1,086,783	$640,660	$1,045,129	$99,387	80%	66%

Net Investment Income

Net investment income for the Partnership’s hotel property was $1.1 million for the year ended December 31, 2005, an increase of $0.5 million from the prior year period. The increase was primarily due to increased occupancy and higher average daily rates generated at the hotel during 2005, compared to the prior year period.

Unrealized Gain/(Loss)

The Lake Oswego, Oregon hotel property recorded a net unrealized gain of $1.0 million for the year ended December 31, 2005, compared to a net unrealized gain of approximately $0.1 million for the prior year period. The 2005 net unrealized gain was primarily due to strengthening market fundamentals and benefits associated with completion of a renovation.

Other

The Blue Springs, Missouri land investment owned by the Partnership realized a net gain of approximately $0.6 million for the year ended December 31, 2005. The Partnership sold this land investment, prior to funding, for $2.3 million on November 28, 2005.

Other net investment income increased $0.9 million during the year ended December 31, 2005 from the prior year period. Other net investment income included interest income from short-term investments, investment management fees, and portfolio level expenses.

Back to Contents

(c) Inflation

The Partnership’s leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the audited Consolidated Financial Statements of the Account and the Partnership may change significantly.

The following sections discuss those critical accounting policies applied in preparing the audited Consolidated Financial Statements of the Account and the Partnership that are most dependent on the application of estimates and assumptions.

Valuation of Investments

Real Estate Investments — Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management (“PIM”) is responsible to assure that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates (the “Appraisal Management Firm”), an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

Unconsolidated real estate partnerships are valued at the Partnership’s equity in net assets as reflected in the partnership’s financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses (including unrealized appreciation and depreciation) from the underlying entity.

Land and redevelopment properties held for future development via a forward contract are carried at cost plus cost incurred to hold the land and redevelopment properties as stated in the take out provisions of the contract.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2005, and 2004.

Back to Contents

Other Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 40.37% (as of December 31, 2005) of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at December 31, 2005:

	Maturity	Estimated Market Value (in $ millions)	Average Interest Rate

Cash and Cash equivalents	0-3 months	$45.5	3.83%

The table below discloses the Partnership’s debt as of December 31, 2005. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Average Fixed Interest Rate	5.38%	5.35%	5.74%	6.75%	6.75%	6.75%	6.50%
Fixed Rate	$549	$588	$16,026	$9,277	$565	$6,191	$33,196	$33,764
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$549	$588	$16,026	$9,277	$565	$6,191	$33,196	$33,764

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Accounting Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Item 9B: Other Information

None.

Back to Contents

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Position	Age

James J. Avery, Jr.	Vice Chairman and Director	54
C. Edward Chaplin	Treasurer and Director	49
Helen M. Galt	Director	58
Bernard J. Jacob	President and Director	50
Ronald P. Joelson	Director	47
David R. Odenath, Jr.	Director	49
John Chieffo	Vice President and Chief Accounting Officer	42
Clifford E. Kirsch	Chief Legal Officer and Secretary	46
Melody C. McDaid	Senior Vice President	56
Esther H. Milnes	Senior Vice President	55
James M. O’Connor	Senior Vice President and Actuary	50
Shirley H. Shao	Senior Vice President and Chief Actuary	51

JAMES J. AVERY, JR., Vice Chairman and Director – President, Prudential Individual Life Insurance since 1998.

C. EDWARD CHAPLIN, Treasurer and Director – Senior Vice President and Treasurer, Prudential since 2000.

HELEN M. GALT, Director – Senior Vice President and Company Actuary, Prudential since 2005; prior to 2005: Company Actuary, Prudential.

BERNARD J. JACOB, President and Director – Vice President, Prudential Individual Life and Annuities since 2004; 2002 to 2004: Vice President, Group Executive Strategy and Business Development; prior to 2002: Executive Vice President, Proact Technologies Corporation.

RONALD P. JOELSON, Director – Senior Vice President, Prudential Asset, Liability and Risk Management since 1999.

DAVID R. ODENATH, JR., Director – President, Prudential Annuities since 2003; prior to 2003: President, Prudential Investments.

JOHN CHIEFFO, Chief Financial Officer – Vice President and Individual Life Controller since 1998.

CLIFFORD E. KIRSCH, Chief Legal Officer and Secretary – Vice President and Senior Corporate Counsel, Variable Products, Prudential Law Department since 1995.

MELODY C. MCDAID, Senior Vice President – Vice President and Site Executive, Individual Life Insurance since 1995.

ESTHER H. MILNES, Senior Vice President – Vice President and Chief Actuary, Prudential Individual Life Insurance since 1999.

JAMES M. O’CONNOR, Senior Vice President and Actuary – Vice President, Guaranteed Products since 2001.

SHIRLEY H. SHAO, Senior Vice President and Chief Actuary – Vice President and Actuary, Prudential since 1996.

The business address of all directors and officers of Pruco Life of New Jersey is 213 Washington Street, Newark, New Jersey 07102-2992. Pruco Life of New Jersey directors and officers are elected annually.

Code of Ethics

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer, as well as to our directors and other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

Back to Contents

The Board of Directors has not designated a separate audit committee, and therefore the full Board serves as the Company’s audit committee. None of the members of the Board of Directors is independent of management within the meaning of SEC rules. The Board of Directors has determined that at least one of its members, Mr. Joelson, has the requisite experience to be designated an audit committee financial expert as that term is defined by rules of the SEC. Specifically, Mr. Joelson has accounting and financial management expertise, which he gained through his experience as Senior Vice President and head of the Asset, Liability and Risk Management area of Prudential Financial, Inc., the New York Stock Exchange listed parent of the Company, as well as experience in senior financial management positions and other similar positions. Mr. Joelson also received an M.B.A. degree in Finance and Accounting from the Columbia University School of Business.

Item 11. Executive Compensation

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions

See Related Transactions in note 7 of Notes to Financial Statements of the Partnership on page F – 24.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2005.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

(c)
The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

Back to Contents

4.5	Flexible Premium Variable Life Insurance Contract, filed as Exhibit 1.A.(5) to Form S-6, Registration Statement No. 2-99537, filed August 8, 1985, and incorporated herein by reference.

9.	None.

10.1
Investment Management Agreement between Prudential Investment Management, Inc. and The 31.2 Prudential Variable Contract Real Property Partnership, filed as Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.

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

11.	Not applicable.

12.	Not applicable.

16.	None.

18.	None.

22.	Not applicable.

23.	None.

24.	Filed herewith as Exhibit 24.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
in respect of
Pruco Life of New Jersey Variable
Contract Real Property Account
(Registrant)

Date: March 28, 2006	By:
Bernard J. Jacob
President and Director
(Principal Executive Officer)

Date: March 28, 2006	By:
John Chieffo
Chief Accounting Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Director	March 28, 2006
James J. Avery, Jr.

*	Treasurer	March 28, 2006
C. Edward Chaplin

*	Director	March 28, 2006
Helen M. Galt

*	Director	March 28, 2006
Ronald P. Joelson

*	Director	March 28, 2006
David R. Odenath, Jr.

*By:
Thomas C. Castano
(Attorney-in-Fact)

Back to Contents

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)

INDEX

Page

A. PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Statements of Net Assets – December 31, 2005 and 2004	F-3

Statements of Operations – Years Ended December 31, 2005, 2004, 2003	F-3

Statements of Changes in Net Assets – Years Ended December 31, 2005, 2004, 2003	F-3

Notes to Financial Statements	F-4

B. THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-8

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	F-9

Statements of Assets and Liabilities – December 31, 2005 and 2004	F-10

Statements of Operations – Years Ended December 31, 2005, 2004 and 2003	F-11

Statements of Changes in Net Assets – Years Ended December 31, 2005, 2004 and 2003	F-12

Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003	F-13

Schedule of Investments – December 31, 2005 and 2004	F-14

Notes to Financial Statements	F-16

Financial Statement Schedules:

For the period ended December 31, 2005

Schedule III – Real Estate Owned: Properties	F-24

Schedule IV– Mortgage Loans on Real Estate	F-25

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Contract Owners of the
Pruco Life of New Jersey Variable Contract Real Property Account
and the Board of Directors of
Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account at December 31, 2005 and 2004, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company of New Jersey; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares at December 31, 2005 with The Prudential Variable Contract Real Property Partnership, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 30, 2006

Back to Contents

FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENT OF NET ASSETS December 31, 2005 and 2004

	2005	2004

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$8,924,959	$8,082,948

Net Assets	$8,924,959	$8,082,948

NET ASSETS, representing:
Equity of contract owners	$6,812,311	$6,042,260
Equity of Pruco Life Insurance Company of New Jersey	2,112,648	2,040,688

	$8,924,959	$8,082,948

Units outstanding	3,374,357	3,438,311

Portfolio shares held	301,619	309,093
Portfolio net asset value per share	$29.59	$26.15

STATEMENT OF OPERATIONS
For the periods ended December 31, 2005, 2004 and 2003
	2005	2004	2003

INVESTMENT INCOME
Net investment income from Partnership operations	$399,203	$336,966	$505,887

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	36,704	34,222	33,146

NET INVESTMENT INCOME	362,499	302,744	472,741

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments from Partnership	399,181	66,677	(328,761)
Realized gain (loss) on sale of investments from Partnership	269,283	74,741	22,215

NET GAIN (LOSS) ON INVESTMENTS	668,464	141,418	(306,546)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,030,963	$444,162	$166,195

STATEMENT OF CHANGES IN NET ASSETS
For the periods ended December 31, 2005, 2004 and 2003
	2005	2004	2003

OPERATIONS
Net investment income	$362,499	$302,744	$472,741
Net change in unrealized gain (loss) on investments in Partnership	399,181	66,677	(328,761)
Net realized gain (loss) on sale of investments in Partnership	269,283	74,741	22,215

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,030,963	444,162	166,195

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	13,036	(128,598)	(60,848)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(201,988)	(78,853)	(1,114,015)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(188,952)	(207,451)	(1,174,863)

TOTAL INCREASE (DECREASE) IN NET ASSETS	842,011	236,711	(1,008,668)
NET ASSETS
Beginning of period	8,082,948	7,846,237	8,854,905

End of period	$8,924,959	$8,082,948	$7,846,237

The accompanying notes are an integral part of these financial statements.

Back to Contents

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2005

Note 1:	General

Pruco Life of New Jersey Variable Contract Real Property Account (“Account”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), a wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933. The assets of the Account are segregated from Pruco Life of New Jersey’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

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

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At December 31, 2005 and 2004 the Account’s interest in the Partnership was 4.3% or 301,619 shares and 4.3% or 309,093 shares respectively.

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

Note 3:	Taxes

Pruco Life is taxed as a “life insurance company” as defined by the Internal Revenue Code. The results of operations of the Account form a part of PFI’s consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Account. As such, no provision for the tax liability has been recorded in these financial statements.

Back to Contents

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2005

Note 4:	Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the years ended December 31, 2005, 2004 and 2003 were as follows:

2005:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$292,838	$55,247	$0	$0	$348,085
Policy Loans:	(99,753)	(19,434)	0	(655)	(119,842)
Policy Loan Repayments and Interest:	140,745	29,734	0	789	171,268
Surrenders, Withdrawals, and Death Benefits:	(138,982)	(64,806)	0	0	(203,788)
Net Transfers To Other Subaccounts or Fixed Rate Option:	17,392	4,075	27,050	0	48,517
Administrative and Other Charges:	(196,947)	(33,527)	0	(730)	(231,204)

Net Withdrawals by Contract Owners	$15,293	$(28,711)	$27,050	$(596)	$13,036

2004:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$310,624	$57,735	$0	$13)	$368,346
Policy Loans:	(119,474)	(22,106)	0	(565)	(142,145)
Policy Loan Repayments and Interest:	122,527	7,829	0	13,970	144,326
Surrenders, Withdrawals, and Death Benefits:	(191,894)	(37,613)	(1,940)	(14,101)	(245,548)
Net Transfers To Other Subaccounts or Fixed Rate Option:	(20,098)	4,924	0	(5,000)	(20,174)
Administrative and Other Charges:	(199,446)	(33,301)	0	(656)	(233,403)

Net Withdrawals by Contract Owners	$(97,761)	$(22,532)	$(1,940)	$(6,365)	$(128,598)

2003:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$325,435	$66,854	$0	$0	$392,289
Policy Loans:	(96,224)	6,196	0	(1,166)	(91,194)
Policy Loan Repayments and Interest:	150,021	11,474	0	1,501	162,996
Surrenders, Withdrawals, and Death Benefits:	(209,965)	(48,272)	(6,000)	0	(264,237)
Net Transfers To Other Subaccounts or Fixed Rate Option:	5,501	847	(17,828)	0	(11,480)
Administrative and Other Charges:	(213,640)	(34,797)	0	(785)	(249,222)

Net Withdrawals by Contract Owners	$(38,872)	$2,302	$(23,828)	$(450)	$(60,848)

Note 5:	Unit Activity

Transactions in units for the years ended December 31, 2005, 2004 and 2003 were as follows:

2005:			VAL	VLI	SPVA	SPVL

Company Contributions:	87,397	Contract Owner Contributions:	188,975	27,168	12,293	356
Company Redemptions:	(158,586)	Contract Owner Redemptions:	(182,362)	(38,560)	(1)	(635)

2004:
			VAL	VLI	SPVA	SPVL

Company Contributions:	138,338	Contract Owner Contributions:	189,069	30,893	0	6,992
Company Redemptions:	(164,449)	Contract Owner Redemptions:	(231,016)	(40,269)	(920)	(10,186)

2003:
			VAL	VLI	SPVA	SPVL

Company Contributions:	134,817	Contract Owner Contributions:	219,562	38,081	0	765
Company Redemptions:	(626,880)	Contract Owner Redemptions:	(237,355)	(37,038)	(12,153)	(993)

Back to Contents

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2005

Note 6:	Purchases and Sales of Investments

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31, 2005	December 31, 2004	December 31, 2003

Purchases:	$0	$0	$0
Sales:	$(225,656)	$(241,673)	$(1,208,010)

Note 7:	Financial Highlights

Pruco Life Insurance Company of New Jersey (the “Company” or “Prudential”) sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner’s account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.

The following table was developed by determining which products offered by Pruco Life of New Jersey have the lowest and highest total expense ratio. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable contract options as discussed in Note 1. The table reflects contract owner units only.

	At year ended			For the year ended

	Units	Unit Value	Net Assets	Investment	Expense Ratio**	Total Return***
	(000’s)	Lowest- Highest	(000’s)	Income Ratio*	Lowest-Highest	Lowest-Highest

December 31, 2005	2,570	$2.33181 to $2.76817	$6,812	4.64%	0.35% to 1.25%	11.76% to 12.76%
December 31, 2004	2,563	$2.08645 to $2.45484	$6,042	4.15%	0.35% to 1.25%	4.74% to 5.68%
December 31, 2003	2,618	$1.99197 to $2.32279	$5,853	5.77%	0.35% to 1.25%	0.98% to 1.89%
December 31, 2002	2,647	$1.97263 to $2.27966	$5,818	5.59%	0.35% to 1.25%	-0.03% to 0.87%
December 31, 2001	2,712	$1.97316 to $2.26011	$5,922	5.89%	0.35% to 1.25%	3.50% to 4.42%

The table above reflects information for units held by contract owners. Pruco Life of New Jersey also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco Life of New Jersey held 804,224 875,413, 901,524, 1,393,587 and 1,304,664 units representing $2,112,648, $ 2,040,688, $1,993,278, $3,036,542 and $2,826,338 of net assets as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life of New Jersey to purchase additional units in its account resulting in no impact of its net assets.

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

Back to Contents

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2005

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

Back to Contents

Report of Independent Accountants

To the Partners of The Prudential
Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2006

Back to Contents

Report of Independent Accountants on
Financial Statement Schedules

To the Partners of The Prudential
Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2006 appearing in this Annual Report on Form
10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2006

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2005	December 31, 2004

ASSETS
REAL ESTATE INVESTMENTS – At estimated market value:
Real estate and improvements
(cost: 12/31/2005 – $183,767,148; 12/31/2004 – $224,584,885)	$178,628,645	$203,246,069
Real estate partnerships (cost: 12/31/2005 – $18,578,394;
12/31/2004 – $11,286,826)	14,348,816	12,126,566
Mortgage and other loans receivable (cost: 12/31/2005 – $4,277,769
12/31/2004 – $1,332,060)	4,277,769	1,332,060

Total real estate investments	197,255,230	216,704,695
CASH AND CASH EQUIVALENTS	45,467,485	17,557,182
OTHER ASSETS, NET	3,292,400	6,313,734

Total assets	$246,015,115	$240,575,611

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$33,195,607	$43,773,767
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,545,052	3,096,006
DUE TO AFFILIATES	760,926	721,419
OTHER LIABILITIES	472,336	622,900
MINORITY INTEREST	3,638,343	5,638,458

Total liabilities	40,612,264	53,852,550

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY	205,402,851	186,723,061

Total liabilities and partners’ equity	$246,015,115	$240,575,611

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,941,631	7,140,308

SHARE VALUE AT END OF PERIOD	$29.59	$26.15

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

INVESTMENT INCOME:
Revenue from real estate and improvements	$27,087,813	$27,810,539	$26,217,891
Equity in income of real estate partnership	252,618	629,190	560,660
Interest and equity income on mortgage and other loans receivable	281,134	138,296	—
Income from other real estate investments	—	246,764	—
Interest on short-term investments	1,022,706	251,374	281,943

Total investment income	28,644,271	29,076,163	27,060,494

INVESTMENT EXPENSES:
Operating	7,420,509	7,545,335	5,116,001
Investment management fee	2,845,519	2,666,103	2,493,957
Real estate taxes	2,382,626	2,687,018	2,590,600
Administrative	4,438,482	5,243,944	3,496,973
Interest expense	2,173,789	2,910,841	2,557,294
Minority interest	164,175	223,316	192,260

Total investment expenses	19,425,100	21,276,557	16,447,085

NET INVESTMENT INCOME	9,219,171	7,799,606	10,613,409

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	55,054,217	7,105,000	5,689,488
Less: Cost of real estate investments sold	47,015,948	7,307,410	6,620,263
Realization of prior years’ unrealized gain (loss) on real estate investments sold	(655,341)	(1,932,410)	(1,396,836)
Minority interest in realized gain (loss) on real estate investments sold	2,474,788	—	—

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	6,218,822	1,730,000	466,061

Change in unrealized gain (loss) on real estate investments	10,475,654	2,457,887	(6,169,630)
Less: Minority interest in unrealized gain (loss) on real estate investments	1,233,857	907,493	763,795

Net unrealized gain (loss) on real estate investments	9,241,797	1,550,394	(6,933,425)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	15,460,619	3,280,394	(6,467,364)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$24,679,790	$11,080,000	$4,146,045

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2005	2004	2003

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$9,219,171	$7,799,606	$10,613,409
Net gain (loss) realized on real estate investments sold	6,218,822	1,730,000	466,061
Net unrealized gain (loss) from real estate investments	9,241,797	1,550,394	(6,933,425)

Increase (decrease) in net assets resulting from operations	24,679,790	11,080,000	4,146,045

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals
(2005 -198,677; 2004 -226,527; and 2003 – 278,014 shares, respectively)	(6,000,000)	(6,000,000)	(6,856,490)

Increase (decrease) in net assets resulting from capital transactions	(6,000,000)	(6,000,000)	(6,856,490)

INCREASE (DECREASE) IN NET ASSETS	18,679,790	5,080,000	(2,710,445)
NET ASSETS – Beginning of period	186,723,061	181,643,061	184,353,506

NET ASSETS – End of period	$205,402,851	$186,723,061	$181,643,061

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$24,679,790	$11,080,000	$4,146,045
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(15,460,619)	(3,280,394)	6,467,364
Amortization of deferred financing costs	(34,620)	(108,232)	(523,586)
Distributions in excess of (less than) equity in income of real estate partnership operations	(148,668)	(209,678)	648,193
Minority interest in consolidated partnerships	164,175	223,316	192,260
Bad debt expense	240,176	459,103	185,844
(Increase) decrease in:
Other assets	2,815,778	(304,747)	(502,655)
Increase (decrease) in:
Accounts payable and accrued expenses	(550,954)	97,254	(93,346)
Due to affiliates	39,507	(296,513)	110,429
Other liabilities	(150,564)	(324,210)	35,865

Net cash flows from (used in) operating activities	11,594,001	7,335,899	10,666,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	41,676,816	7,105,000	5,689,488
Acquisition of real estate and improvements	—	—	(8,008,729)
Additions to real estate and improvements	(6,198,211)	(7,746,015)	(6,963,127)
Contributions to real estate partnerships	(7,142,900)	(467,875)	(1,326,071)
Origination of mortgage loan receivable	(2,945,709)	(1,332,060)	—
Collection of other real estate investments	—	4,975,000	—
Origination of other real estate investments	—	(4,475,000)	(500,000)

Net cash flows from (used in) investing activities	25,389,996	(1,940,950)	(11,108,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(6,000,000)	(6,000,000)	(6,856,490)
Proceeds from investment level debt	—	8,750,000	8,750,000
Principal payments on investment level debt	(853,525)	(8,910,727)	(514,614)
Contributions from minority interest partners	—	—	242,354
Distributions to minority interest partners	(2,220,169)	(578,854)	(868,559)

Net cash flows from (used in) financing activities	(9,073,694)	(6,739,581)	752,691

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,910,303	(1,344,632)	310,665
CASH AND CASH EQUIVALENTS – Beginning of period	17,557,182	18,901,814	18,591,149

CASH AND CASH EQUIVALENTS – End of period	$45,467,485	$17,557,182	$18,901,814

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

				December 31,
			2005 Total Rentable
			Square Feet	2005		2004
			Unless Otherwise
Property Name	2005 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Market Value	Cost	Estimated Market Value

REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$23,173,035	$10,000,000	$23,173,036	$10,098,838
Oakbrook Terrace	WO	Oakbrook, IL	123,734	—	—	14,833,796	9,698,734
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,046,574	10,566,213	11,934,209	9,644,005
Westpark	WO	Nashville, TN	97,199	10,903,925	12,600,290	10,708,970	11,151,327
Financial Plaza	WO	Brentwood, TN	98,049	12,333,151	12,300,000	12,333,151	10,966,233

		Offices % as of 12/31/05	22%	58,456,685	45,466,503	72,983,162	51,559,137

APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	18,481,376	17,155,625	17,344,994	16,616,914
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,170,782	19,202,057	16,083,715	18,000,660
Riverbend Apartments	CJV	Jacksonville, FL	458 Units	—	—	20,015,959	22,600,000
SIMA Apartments	CJV	Gresham/Salem, OR	493 Units	—	—	12,004,323	13,900,000

		Apartments % as of 12/31/05	18%	34,652,158	36,357,682	65,448,991	71,117,574

RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,646,731	27,199,960	33,864,392	21,765,286
Hampton Towne Center	WO	Hampton, VA	174,540	18,035,334	26,100,000	18,031,495	21,000,000
White Marlin Mall	CJV	Ocean City, MD	186,016	15,328,836	21,500,000	15,229,878	19,300,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	11,413,171	7,183,593	11,286,726	12,126,466
CARS Preferred Equity	EJV	Various	N/A	7,165,223	7,165,223	—	—

		Retail % as of 12/31/05	43%	89,589,295	89,148,776	78,412,491	74,191,752

INDUSTRIAL
Smith Road	WO	Aurora, CO	277,930	10,823,619	11,704,500	10,692,625	10,204,072

		Industrial % as of 12/31/05	6%	10,823,619	11,704,500	10,692,625	10,204,072

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	8,823,785	10,300,000	8,334,342	8,300,000

		Hotel % as of 12/31/05	5%	8,823,785	10,300,000	8,334,342	8,300,000

LAND
Gateway Village	EJV	Blue Springs, MO		—	—	100	100

		Land % as of 12/31/05	0%	—	—	100	100

MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West	Eloan	Westminster, MD		4,277,769	4,277,769	1,332,060	1,332,060

	Mortgage and Other Loans Receivable% as of 12/31/05		2%	4,277,769	4,277,769	1,332,060	1,332,060

Total Real Estate Investments as a Percentage of Net Assets as of 12/31/05			96%	206,623,311	197,255,230	237,203,771	216,704,695

WO – Wholly Owned Investment CJV – Consolidated Joint Venture EJV – Joint Venture Investment accounted for under the equity method Eloan – Mezzanine loan accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		December 31, 2005		December 31, 2004

			Estimated		Estimated
	Face Amount	Cost	Market Value	Cost	Market Value

CASH AND CASH EQUIVALENTS – Percentage of Net Assets			22.1%		9.4%
Federal Home Loan Bank, 1.75%, January 3, 2006	$488,000	$487,908	$487,908	$—	$—
Federal Home Loan Bank, 0 coupon bond, January 30, 2006	44,184,000	44,033,621	44,033,621	—	—
Federal Home Loan Bank, 6.450%, January 3, 2005	19,457,000	—	—	19,455,135	19,455,135

Total Cash Equivalents		44,521,529	44,521,529	19,455,135	19,455,135

Cash		945,956	945,956	(1,897,953)	(1,897,953)

Total Cash and Cash Equivalents		$45,467,485	$45,467,485	$17,557,182	$17,557,182

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 1:	Organization

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), Pruco Life Insurance Company (“Pruco Life”), and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey.

The Partnership’s policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

The estimated market value of the Partnership’s shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated market value of its assets, principally as described in Notes 2A, 2B and 2C below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A, 2B and 2C below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

Shares of the Partnership are held by The Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Accounts”) and may be purchased and sold at the then current share value of the Partnership’s net assets. Share value is calculated by dividing the estimated market value of net assets of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.

PREI™ is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”). PREI™ provides investment advisory services to the Partnership’s partners pursuant to the terms of the Advisory Agreement as described in Note 10.

Note 2:	Summary of Significant Accounting Policies

A:
Basis of Presentation – The accompanying consolidated financial statements of the Partnership have been presented on the market value basis of accounting in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Partnership include wholly owned entities, and those real estate partnerships in which the Partnership has a controlling interest. All significant inter-company balances and transactions have been eliminated in consolidation.

B:
Management’s Use of Estimates in the Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 2:	Summary of Significant Accounting Policies (continued)

C:
Real Estate Investments – Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates (the “Appraisal Management Firm”), an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

Unconsolidated real estate partnerships are valued at the Partnership’s equity in net assets as reflected in the partnerships’ financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses (including unrealized appreciation and depreciation) from the underlying entity.

Land and redevelopment properties held for future development via a forward contract are carried at cost plus cost incurred to hold the land and redevelopment properties as stated in the take out provisions of the contract.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2005, and 2004.

D:	Other Real Estate Investments – Other real estate investments include short term notes receivable, which are valued at the amount due and approximate market value.

E:
Cash and Cash Equivalents – Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at market value.

F:	Marketable Securities – Marketable securities are highly liquid investments with maturities of more than three months when purchased and are carried at estimated market value.

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 2:	Summary of Significant Accounting Policies (continued)

G:
Other Assets – Cash of $156,268 and $212,989 was maintained by the wholly owned and consolidated properties at December 31, 2005 and 2004, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also includes tenant receivable and is net of allowance for uncollectible accounts of $51,162 and $46,690 at December 31, 2005 and 2004, respectively.

H:	Investment Level Debt – Investment level debt is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/ discount over the remaining life of the debt.

I:
Deferred Financing Costs – Included in Other Assets are deferred financing costs amounting to $246,495 and $391,666 which are net of accumulated amortization of $80,227 and $878,316 as of December 31, 2005 and 2004, respectively, and which are being amortized over the term of the related obligation.

J:
Revenue Recognition – Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense.

K:
Equity in Income of Real Estate Partnership – Equity in income from real estate partnership operations represents the Partnership’s share of the current year’s partnership income as provided for under the terms of the partnership agreements. As is the case with wholly owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

L:
Federal Income Taxes – The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

M.
New Accounting Pronouncements – FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46.

FIN 46-R defers the effective date for applying the provisions of FIN-46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The effective date is delayed while the AICPA finalizes the proposed Statement of Position (“SOP”) on the clarification of the scope of the Audit Guide. Following the issuance of the final SOP, the FASB will consider modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

Note 3:	Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the years ended December 31, 2005, 2004, and 2003 was $2,324,397, $2,595,651, and $2,462,387, respectively.

During the fourth quarter of 2005, a minority interest partner bought out the Account’s investment in a consolidated real estate partnership resulting in net proceeds of $15.9 million. This transaction resulted in the assumption of a mortgage loan by the partner of approximately $10.0 million and a reduction of the partner’s minority interest of $3.7 million.

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 4:	Real Estate Partnership

Real estate partnership is valued at the Partnership’s equity in net assets as reflected by the partnership’s financial statements with properties valued as indicated in Note 2C above. The Partnership’s combined financial position and results of operations are summarized as follows (in 000’s):

	December 31,
	2005	2004

Partnership Assets and Liabilities
Real estate at estimated market value	$34,365	$34,200
Other assets	1,384	1,217

Total assets	35,749	35,417

Investment level debt	18,272	18,564
Other liabilities	551	370

Total liabilities	18,823	18,934

Net assets	$16,926	$16,483

Partnership’s share of net assets	$14,349	$12,127

	Year Ended December 31,
	2005	2004	2003

Partnership Operations
Rental revenue	$4,115	$3,125	$3,114
Other revenue	—	1,710	1,360

Total revenue	4,115	4,835	4,474

Real estate expenses and taxes	2,326	2,481	2,196
Interst Expense	1,477	1,500	1,555

Total Expenses	3,803	3,981	3,751

Net Investment Income	$312	$854	$723

Partnership’s equity in income of real estate partnerships	$253	$629	$561

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 5:	Investment Level Debt

Debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/05		As of 12/31/04	As of 12/31/05

		Partnership’s
	100% Principal	Share of	100% Principal
	Balance	Principal Balance	Balance	Interest	Maturity
	Outstanding	Outstanding (1)	Outstanding	Rate (2)	Date	Terms (3)

Mortgages of Wholly Owned Properties & Consolidated Partnerships
Jacksonville, FL	$—	$—	$10,000	—	—	—
Hampton, VA	8,671	8,671	9,075	6.75%	2018	PP, P&I
Ocean City, MD	7,025	5,220	7,199	7.24%	2008	PP, P&I
Raleigh, NC	8,750	8,750	8,750	3.09%	2008	PP, I
Atlanta, GA	8,749	8,749	8,750	4.90%	2009	PP, P&I

Total	$33,196	$31,390	$43,774

Mortgages on Equity Partnerships
Kansas City, MO – Ten Quivira	$6,575	$4,839	$6,680	8.16%	2007	PP, P&I
Kansas City, MO- Ten Quivira Parcel	946	696	961	8.16%	2007	PP, P&I
Kansas City, MO – Cherokee Hill	3,032	2,232	3,083	7.79%	2007	PP, P&I
Kansas City, KS – Devonshire	2,108	1,551	2,140	8.16%	2007	PP, P&I
Kansas City, MO – Brywood Center	5,611	4,130	5,700	8.16%	2007	PP, P&I

Total	$18,272	$13,448	$18,564

(1)
Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2005. It does not represent the Partnership’s legal obligation.

(2)
The Partnership’s weighted average interest rate at December 31, 2005 and 2004 were 6.14% and 5.84%, respectively. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (*) above) divided by the Partnership’s share of total debt.

(3)	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

As of December 31, 2005, mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)

2006	$549
2007	588
2008	16,026
2009	9,277
2010	565
Thereafter	6,191

Total	$33,196

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated market value of $84.0 million.

As of December 31, 2005, principal amounts of mortgage loans payable on the equity partnerships are payable as follows:

	100% Loan Balance	Partnership’s Share
Year Ending December 31,	(in 000’s)	(in 000’s)

2006	$291	$214
2007	17,981	13,234

Total	$18,272	$13,448

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 5:	Investment Level Debt (continued)

Based on borrowing rates available to the Partnership at December 31, 2005 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $33.8 million, and a carrying value of $33.2 million. The Partnership’s share of equity partnership debt has an estimated fair value of approximately $13.2 million and a carrying value of $13.4 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 6:	Purchase Commitment Obligations

Purchase commitments includes forward commitments without conditions waived, commitments to purchase real estate and/or fund additional expenditures on previously acquired properties and loan take out agreements. Certain purchases of real estate are contingent on a developer building the real estate according to plans and specifications outlined in the pre-sale agreement or the property achieving a certain level of leasing. It is anticipated that funding will be provided by operating cash flow, real estate investment sales and deposits from the Partnership.

As of December 31, 2005, the Partnership had the following outstanding purchase commitments:

Commitments
Property Type	(000’s)

Apartments	$20,805
Retail	23,044

Total	$43,849

NOTE 7:	Concentration of Risk on Real Estate Investments

At December 31, 2005, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated market values and established NCREIF regions is as follows:

	Estimated
	Market Value
Region	(in 000’s)	Region %

East North Central	$10,000	5.07%
Mideast	71,080	36.03%
Midwest	1,053	0.53%
Mountain	11,705	5.93%
Northeast	1,469	0.74%
Northwest	107	0.05%
Pacific	20,866	10.58%
Southeast	71,119	36.05%
Southwest	1,777	0.90%
West	896	0.45%
West North Central	7,184	3.64%

Total	$197,255	100.00%

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 7:	Concentration of Risk on Real Estate Investments (continued)

The allocations on the previous page are based on (1) 100% of the estimated market value of wholly-owned properties and consolidated joint ventures and mortgage and other loans receivable, and (2) the estimated market value of the Partnership’s net equity in non-consolidated ventures.

Note 8:	Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2006 to 2025. At December 31, 2005, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)

2006	$11,829
2007	11,218
2008	10,252
2009	7,458
2010	6,188
Thereafter	18,316

Total	$65,261

Note 9:	Commitments and Contingencies

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners’ net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2005, the cost basis of Prudential’s equity interest in the Partnership under this commitment (held through the Real Property Accounts) was $44.2 million. Prudential terminated this commitment on December 31, 2002.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 10:	Other Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2005, 2004 and 2003 management fees incurred by the Partnership were $2.8 million, $2.7 million, and $2.5 million for each of the years, respectively.

Back to Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2005, 2004, and 2003

Note 10:	Other Related Party Transactions (continued)

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2005, 2004 and 2003 were $123,630; $141,130; and $132,380, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2005, 2004 and 2003, the Partnership made the following distributions to the Partners:

Year Ended December 31,	(000’s)

2005	$6,000
2004	$6,000
2003	$6,856

Note 11:	Financial Highlights

	For the Year Ended December 31,
	2005	2004	2003	2002	2001

Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$26.15	$24.66	$24.11	$23.82	$22.74
Income From Investment Operations:
Investment income, before management fee	1.67	1.44	1.71	1.63	1.66
Management fee	(0.40)	(0.36)	(0.33)	(0.30)	(0.30)
Net realized and unrealized gain (loss) on investments	2.17	0.41	(0.83)	(1.04)	(0.28)

Net Increase in Net Assets Resulting from Operations	3.44	1.49	0.55	0.29	1.08

Net Asset Value, end of period	$29.59	$26.15	$24.66	$24.11	$23.82

Total Return, before Management Fee (a):	14.76%	7.61%	3.63%	2.52%	6.14%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$205	$187	$182	$184	$198
Ratios to average net assets (b):
Total Portfolio Level Expenses	1.46%	1.43%	1.35%	1.28%	1.27%
Net Investment Income	4.89%	5.76%	7.12%	6.85%	7.11%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions – Time Weighted Distributions
(b)	Average net assets are based on beginning of quarter net assets.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
SCHEDULE III – REAL ESTATE OWNED: PROPERTIES
DECEMBER 31, 2005

		Initial Costs to the Partnership				Gross Amount at Which Carried at Close of Year

Description	Encumbrances at 12/31/05	Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition		Land	Building & Improvements	Total	Year of Construction	Date Acquired

Properties:

Office Building Lisle, IL	None	1,780,000	15,743,881	5,649,154		1,949,206	21,223,829	23,173,035	1985	Apr., 1988

Garden Apartments Atlanta, GA	8,749,000	3,631,212	11,168,904	3,681,260	(b)	4,860,054	13,621,322	18,481,376	1987	Apr., 1988

Retail Shopping Center Roswell, GA	None	9,454,622	21,513,677	6,678,432		11,135,594	26,511,137	37,646,731	1988	Jan., 1989

Garden Apartments Raleigh, NC	8,750,000	1,623,146	14,135,553	412,083		1,707,038	14,463,744	16,170,782	1995	Jun., 1995

Office Building Nashville, TN	None	1,797,000	6,588,451	2,518,474		1,855,338	9,048,587	10,903,925	1982	Oct., 1995

Retail Shopping Center Ocean City, MD	7,025,473	1,517,099	8,495,039	5,316,698		1,517,099	13,811,737	15,328,836	1986	Nov., 2002

Hotel Portland, OR	—	1,500,000	6,508,729	815,056		1,500,000	7,323,785	8,823,785	1989	Dec., 2003

Office Building Beaverton, OR	None	816,415	9,897,307	1,332,852		845,887	11,200,687	12,046,574	1995	Dec., 1996

Industrial Building Aurora, CO	None	1,338,175	7,202,411	2,283,033		1,415,159	9,408,460	10,823,619	1997	Sep., 1997

Office Complex Brentwood, TN	None	2,425,000	7,063,755	2,844,396		2,463,600	9,869,551	12,333,151	1987	Oct., 1997

Retail Shopping Center Hampton, VA	8,671,134	2,339,100	12,767,956	2,928,278		4,839,418	13,195,916	18,035,334	1998	May, 2001

	33,195,607	28,221,769	121,085,663	34,459,716		34,088,393	149,678,755	183,767,148

		2005	2004	2003

(a)	Balance at beginning of year	224,584,885	223,943,870	215,592,277
	Additions:
	Acquisitions		—	8,008,729
	Improvements, etc.	6,187,973	7,502,358	6,942,346

	Deletions:
	Sale	(47,005,710)	(6,861,343)	(6,599,482)

	Balance at end of year	183,767,148	224,584,885	223,943,870

(b)	Net of $1,000,000 settlement received from lawsuit.

Back to Contents

Mortgage Loan Receivable

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal amount of Loans Subject to Delinquent Principal or Interest

Loans Receivables:

Westminster West
Westminster, MD	10.00%	1/11/2007	1 only	—	4,277,769	4,277,769	—

				—	4,277,769	4,277,769	—

			2005	2004

	Balance at beginning of year		1,332,060	0
	Additions during the period:
	New Mortgage loans
	Other – drawdown on loan		2,752,035	1,277,764
	Other – accrued interest		493,674	54,296
	Deductions during the period:
	Cost of real estate sold
	Foreclosures
	Cost of mortgages sold
	Amortization of premium
	Other – accrued interest payment		(300,000)

	Balance at end of year		4,277,769	1,332,060

Back to Contents

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that the person whose signature appears below constitutes and appoints Thomas C. Castano, John Chieffo, Clifford E. Kirsch and Bernard J. Jacob, each of them severally, his true and lawful attorney-in-fact and agent with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission (the “Commission”), in connection with filing with the Commission of an Annual Report on Form 10-K for Pruco Life Insurance Company of New Jersey in respect of the Pruco Life of New Jersey Variable Contract Real Property Account (the “Registrant”) for the fiscal year ended December 31, 2005 (the “Form 10-K”), including specifically, but without limiting the generality of the foregoing, the power and authority to sign his name in his respective capacity as a member of the Board of Directors of the Registrant to the Form 10-K and such other form or forms as may be appropriate to be filed with the Commission as any of them may deem appropriate, together will all exhibits thereto, and to any and all amendments thereto and to any other documents filed with the Commission, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 23rd day of February 2006.

/s/	James J. Avery

James J. Avery
Director

Back to Contents

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that the person whose signature appears below constitutes and appoints Thomas C. Castano, John Chieffo, Clifford E. Kirsch and Bernard J. Jacob, each of them severally, his true and lawful attorney-in-fact and agent with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission (the “Commission”), in connection with filing with the Commission of an Annual Report on Form 10-K for Pruco Life Insurance Company of New Jersey in respect of the Pruco Life of New Jersey Variable Contract Real Property Account (the “Registrant”) for the fiscal year ended December 31, 2005 (the “Form 10-K”), including specifically, but without limiting the generality of the foregoing, the power and authority to sign his name in his respective capacity as a member of the Board of Directors of the Registrant to the Form 10-K and such other form or forms as may be appropriate to be filed with the Commission as any of them may deem appropriate, together will all exhibits thereto, and to any and all amendments thereto and to any other documents filed with the Commission, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 28th day of February 2006.

/s/	C. Edward Chaplin

C. Edward Chaplin
Director

Back to Contents

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that the person whose signature appears below constitutes and appoints Thomas C. Castano, John Chieffo, Clifford E. Kirsch and Bernard J. Jacob, each of them severally, her true and lawful attorney-in-fact and agent with power of substitution and resubstitution to sign in her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission (the “Commission”), in connection with filing with the Commission of an Annual Report on Form 10-K for Pruco Life Insurance Company of New Jersey in respect of the Pruco Life of New Jersey Variable Contract Real Property Account (the “Registrant”) for the fiscal year ended December 31, 2005 (the “Form 10-K”), including specifically, but without limiting the generality of the foregoing, the power and authority to sign her name in her respective capacity as a member of the Board of Directors of the Registrant to the Form 10-K and such other form or forms as may be appropriate to be filed with the Commission as any of them may deem appropriate, together will all exhibits thereto, and to any and all amendments thereto and to any other documents filed with the Commission, as fully for all intents and purposes as she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 24th day of February 2006.

/s/	Helen M. Galt

Helen M. Galt
Director

Back to Contents

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that the person whose signature appears below constitutes and appoints Thomas C. Castano, John Chieffo, Clifford E. Kirsch and Bernard J. Jacob, each of them severally, his true and lawful attorney-in-fact and agent with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission (the “Commission”), in connection with filing with the Commission of an Annual Report on Form 10-K for Pruco Life Insurance Company of New Jersey in respect of the Pruco Life of New Jersey Variable Contract Real Property Account (the “Registrant”) for the fiscal year ended December 31, 2005 (the “Form 10-K”), including specifically, but without limiting the generality of the foregoing, the power and authority to sign his name in his respective capacity as a member of the Board of Directors of the Registrant to the Form 10-K and such other form or forms as may be appropriate to be filed with the Commission as any of them may deem appropriate, together will all exhibits thereto, and to any and all amendments thereto and to any other documents filed with the Commission, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 23rd day of February 2006.

/s/	Bernard J. Jacob

Bernard J. Jacob
Director

Back to Contents

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that the person whose signature appears below constitutes and appoints Thomas C. Castano, John Chieffo, Clifford E. Kirsch and Bernard J. Jacob, each of them severally, his true and lawful attorney-in-fact and agent with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission (the “Commission”), in connection with filing with the Commission of an Annual Report on Form 10-K for Pruco Life Insurance Company of New Jersey in respect of the Pruco Life of New Jersey Variable Contract Real Property Account (the “Registrant”) for the fiscal year ended December 31, 2005 (the “Form 10-K”), including specifically, but without limiting the generality of the foregoing, the power and authority to sign his name in his respective capacity as a member of the Board of Directors of the Registrant to the Form 10-K and such other form or forms as may be appropriate to be filed with the Commission as any of them may deem appropriate, together will all exhibits thereto, and to any and all amendments thereto and to any other documents filed with the Commission, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 3rd day of March 2006.

/s/	Ronald P. Joelson

Ronald P. Joelson
Director

Back to Contents

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that the person whose signature appears below constitutes and appoints Thomas C. Castano, John Chieffo, Clifford E. Kirsch and Bernard J. Jacob, each of them severally, his true and lawful attorney-in-fact and agent with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission (the “Commission”), in connection with filing with the Commission of an Annual Report on Form 10-K for Pruco Life Insurance Company of New Jersey in respect of the Pruco Life of New Jersey Variable Contract Real Property Account (the “Registrant”) for the fiscal year ended December 31, 2005 (the “Form 10-K”), including specifically, but without limiting the generality of the foregoing, the power and authority to sign his name in his respective capacity as a member of the Board of Directors of the Registrant to the Form 10-K and such other form or forms as may be appropriate to be filed with the Commission as any of them may deem appropriate, together will all exhibits thereto, and to any and all amendments thereto and to any other documents filed with the Commission, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of February 2006.

/s/	David R. Odenath

David R. Odenath
Director