Form 10-Q
period 2006-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2006-08-11
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended June 30, 2006

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
(973) 802-6000

(Registrant’s Telephone Number, including area code)

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

(Registrant)

Back to Index

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumption we use in pricing our products, establishing liabilities and reserves or for other purposes or goodwill; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) regulatory or legislative changes; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation to, update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2005 for discussion of certain risks relating to the operation of the Partnership.

Back to Index

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS June 30, 2006 and December 31, 2005
	June 30, 2006 (unaudited)	December 31, 2005

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$9,703,888	$8,924,959

Net Assets	$9,703,888	$8,924,959

NET ASSETS, representing:
Equity of contract owners	$7,234,054	$6,812,311
Equity of Pruco Life Insurance Company of New Jersey	2,469,834	2,112,648

	$9,703,888	$8,924,959

Units outstanding	3,384,303	3,374,357

Portfolio shares held	301,619	301,619
Portfolio net asset value per share	$32.17	$29.59

STATEMENTS OF OPERATIONS
For the six and three months ended June 30, 2006 and 2005	1/1/2006 – 6/30/2006 (unaudited)	1/1/2005 – 6/30/2005 (unaudited)	4/1/2006 – 6/30/2006 (unaudited)	4/1/2005 – 6/30/2005 (unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$218,337	$183,117	$100,957	$97,069

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	19,912	17,540	10,098	8,948

NET INVESTMENT INCOME	198,425	165,577	90,859	88,121

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	557,647	196,995	270,282	78,424
Net realized gain (loss) on sale of investments in Partnership	2,945	36,908	3,072	45,489

NET GAIN (LOSS) ON INVESTMENTS	560,592	233,903	273,354	123,913

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$759,017	$399,480	$364,213	$212,034

STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended June 30, 2006 and 2005	1/1/2006 – 6/30/2006 (unaudited)	1/1/2005 – 6/30/2005 (unaudited)	4/1/2006 – 6/30/2006 (unaudited)	4/1/2005 – 6/30/2005 (unaudited)

OPERATIONS
Net investment income	$198,425	$165,577	$90,859	88,121
Net change in unrealized gain (loss) on investments in Partnership	557,647	196,995	270,282	78,424
Net realized gain (loss) on sale of investments in Partnership	2,945	36,908	3,072	45,489

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	759,017	399,480	364,213	212,034

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(145,464)	12,291	(74,181)	(2,734)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	165,376	5,248	84,279	11,681

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	19,912	17,539	10,098	8,947

TOTAL INCREASE (DECREASE) IN NET ASSETS	778,929	417,019	374,311	220,981
NET ASSETS
Beginning of period	8,924,959	8,082,948	9,329,577	8,278,986

End of period	$9,703,888	$8,499,967	$9,703,888	$8,499,967

The accompanying notes are an integral part of these financial statements.

Back to Index

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2006

(Unaudited)

Note 1: General

Pruco Life of New Jersey Variable Contract Real Property Account (the “Account”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), an indirect wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), a wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life of New Jersey’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

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

The interim financial data as of June 30, 2006 and for the six and three months ended June 30, 2006 and 2005 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At June 30, 2006 and December 31, 2005 the Account’s interest in the Partnership was 4.3% or 301,619 shares.

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

Back to Index

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

Note 4: Taxes

Pruco Life of New Jersey is taxed as a “life insurance company”, as defined by the Internal Revenue Code. The results of operations of the Account form a part of PFI’s consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Account. As such, no provision for the tax liability has been recorded in these financial statements.

Back to Index

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the six months ended June 30, 2006 and 2005, were as follows:

	Six Months Ended June 30,

	2006	2005

	(Unaudited)
VAL	$104,301	$(21,437)
VLI	17,540	23,779
SPVA	23,223	(15,000)
SPVL	400	367

TOTAL	$145,464	$(12,291)

Note 6: Partnership Distributions

As of June 30, 2006, the Partnership had made no current year distributions. For the year ended December 31, 2005, the Partnership made distributions of $6 million. The Pruco Life of New Jersey Real Property Account’s share of these distributions was $0.2 million.

Note 7: Unit Information

Outstanding units and unit values at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005

	(Unaudited)

Units Outstanding:	3,384,303	3,374,357
Unit Value:	2.51966 to 3.00453	2.33181 to 2.76817

Note 8: Financial Highlights

The range of total return for the six months ended June 30, 2006 and 2005 was as follows:

	Six months ended June 30,

	2006	2005

	(Unaudited)

Total Return	8.06% to 8.54%	4.51% to 4.98%

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
REAL ESTATE INVESTMENTS - At estimated market value:
Real estate and improvements (cost: 06/30/2006 - $196,095,121; 12/31/2005 - $183,767,148)	$206,391,075	$178,628,645
Real estate partnerships and preferred equity investments (cost: 06/30/2006 - $22,247,424; 12/31/2005 - $18,578,394)	17,554,221	14,348,816
Mortgage and other loans receivable (cost: 06/30/2006 - $0; 12/31/2005 - $4,277,769)	—	4,277,769
Other real estate investments (cost: 06/30/06 - $2,669,067; 12/31/2005 - $0)	2,669,067	—

Total real estate investments	226,614,363	197,255,230
CASH AND CASH EQUIVALENTS	35,791,719	45,467,485
OTHER ASSETS (net of allowance for uncollectible accounts: 06/30/2006—$113,973; 12/31/2005 — $51,161)	3,773,824	3,292,400

Total assets	266,179,906	246,015,115

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$32,925,191	$33,195,607
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,682,836	2,545,052
DUE TO AFFILIATES	778,679	760,926
OTHER LIABILITIES	596,789	472,336
MINORITY INTEREST	5,866,944	3,638,343

Total liabilities	42,850,439	40,612,264

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY	223,329,467	205,402,851

Total liabilities and partners’ equity	$266,179,906	$246,015,115

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,941,631	6,941,631

SHARE VALUE AT END OF PERIOD	$32.17	$29.59

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ending June 30,		For the Three Months Ended June 30,

	2006	2005	2006	2005

INVESTMENT INCOME:
Revenue from real estate and improvements	$12,045,917	$13,741,981	$6,187,328	$7,002,315
Equity in income of real estate partnerships	332,579	226,483	(58,674)	103,733
Interest and equity income on mortgage and other loans receivable	125,510	120,766	—	61,596
Income from other real estate investments	30,780	—	30,780	—
Interest on short-term investments	994,626	267,024	530,859	167,802

Total investment income	13,529,412	14,356,254	6,690,293	7,335,446

INVESTMENT EXPENSES:
Operating	3,020,289	3,954,557	1,534,329	2,012,608
Investment management fee	1,505,088	1,370,266	765,271	696,729
Real estate taxes	1,063,409	1,165,102	537,306	514,907
Administrative	1,898,730	2,450,946	965,959	1,273,210
Interest expense	925,269	1,160,397	476,583	574,373
Minority interest	91,726	24,820	87,386	21,247

Total investment expenses	8,504,511	10,126,088	4,366,834	5,093,074

NET INVESTMENT INCOME	5,024,901	4,230,166	2,323,459	2,242,372

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	67,770	15,409,350	70,689	10,859,247
Less: Cost of real estate investments sold	—	18,943,989	—	14,842,211
Realization of prior years’ unrealized gain (loss) on real estate investments sold	—	(4,387,234)	—	(5,033,797)

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	67,770	852,595	70,689	1,050,833

Change in unrealized gain (loss) on real estate investments	14,970,820	5,772,750	6,904,718	2,672,323
Less: Minority interest in unrealized gain (loss) on real estate investments	2,136,875	1,222,023	684,323	860,674

Net unrealized gain (loss) on real estate investments	12,833,945	4,550,727	6,220,395	1,811,649

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	12,901,715	5,403,322	6,291,084	2,862,482

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$17,926,616	$9,633,488	$8,614,543	$5,104,854

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ended June 30,

	2006	2005

INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income	$5,024,901	$4,230,166
Net gain (loss) realized on real estate investments sold	67,770	852,595
Net unrealized gain (loss) from real estate investments	12,833,945	4,550,727

Increase (decrease) in net assets resulting from operations	17,926,616	9,633,488

NET ASSETS - Beginning of period	205,402,851	186,723,061

NET ASSETS - End of period	$223,329,467	$196,356,549

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$17,926,616	$9,633,488
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(12,901,715)	(5,403,322)
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	—	(122,501)
Minority interest in consolidated partnerships	91,726	24,820
Bad debt expense	109,288	58,590
(Increase) Decrease in accrued interest included in mortgage and other loans receivable	—	(120,765)
(Increase) Decrease in accrued interest included in other real estate investments	(30,780)	—
(Increase) decrease in:
Other assets	(590,722)	1,886,210
Increase (decrease) in:
Accounts payable and accrued expenses	137,784	(53,876)
Due to affiliates	17,753	(16,514)
Other liabilities	124,453	29,302

Net cash flows from (used in) operating activities	4,884,403	5,915,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	67,770	15,409,351
Acquisition of real estate and improvements	(11,868,343)	—
Additions to real estate and improvements	(459,630)	(2,497,386)
Contributions to real estate partnerships	(7,289,487)	—
Return of investment in real estate partnerships	3,620,455	—
Origination of mortgage loan receivable	—	(1,192,012)
Collection of mortgage loan receivable	4,277,769	—
Origination of other real estate investments	(2,638,287)	—

Net cash flows from (used in) investing activities	(14,289,753)	11,719,953

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(270,416)	(316,422)
Contributions from minority interest partners	—	220,009
Distributions to minority interest partners	—	(2,250,109)

Net cash flows from (used in) financing activities	(270,416)	(2,346,522)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,675,766)	15,288,863

CASH AND CASH EQUIVALENTS - Beginning of period	45,467,485	17,557,182

CASH AND CASH EQUIVALENTS - End of period	$35,791,719	$32,846,045

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$865,536	$1,221,862

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			June 30, 2006 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	June 30, 2006 (Unaudited)		December 31, 2005

Property Name	June 30, 2006 Ownership	City, State		Cost	Estimated Market Value	Cost	Estimated Market Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$23,179,547	$10,606,512	$23,173,035	$10,000,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,060,261	11,700,000	12,046,574	10,566,213
Westpark	WO	Nashville, TN	97,199	10,962,261	12,526,255	10,903,925	12,600,290
Financial Plaza	WO	Brentwood, TN	98,049	12,333,151	12,900,000	12,333,151	12,300,000

		Offices % as of 06/30/2006	21%	58,535,220	47,732,767	58,456,685	45,466,503
APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	18,518,030	17,500,000	18,481,376	17,155,625
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,170,782	19,900,000	16,170,782	19,202,057

		Apartments % as of 06/30/2006	17%	34,688,812	37,400,000	34,652,158	36,357,682
RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,732,219	27,900,000	37,646,731	27,199,960
Hampton Towne Center	WO	Hampton, VA	174,540	18,040,466	26,000,000	18,035,334	26,100,000
White Marlin Mall	CJV	Ocean City, MD	186,016	15,364,505	22,900,000	15,328,836	21,500,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	7,731,901	3,038,697	11,413,171	7,183,593
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	11,868,343	16,858,308	—	—
CARS Preferred Equity	PE	Various	N/A	14,515,523	14,515,523	7,165,223	7,165,223

		Retail % as of 06/30/2006	50%	105,252,957	111,212,528	89,589,295	89,148,776
INDUSTRIAL
Smith Road	WO	Aurora, CO	277,930	10,996,322	12,500,000	10,823,619	11,704,500

		Industrial % as of 06/30/2006	6%	10,996,322	12,500,000	10,823,619	11,704,500
HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	8,869,234	15,100,000	8,823,785	10,300,000

		Hotel % as of 06/30/2006	7%	8,869,234	15,100,000	8,823,785	10,300,000
MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West	Eloan	Westminster, MD		—	—	4,277,769	4,277,769

		Mortgage and Other Loans Receivable% as of 06/30/2006	0%	—	—	4,277,769	4,277,769
OTHER REAL ESTATE INVESTMENTS
Westminster East	Eloan	Westminster, MD		2,669,067	2,669,067	—	—

		Other Real Estate Investments % as of 06/30/2006	1%	2,669,067	2,669,067	—	—

Total Real Estate Investments as a Percentage of Net Assets as of 06/30/2006			102%	$221,011,612	$226,614,362	$206,623,311	$197,255,230

WO – Wholly Owned Investment
CJV – Consolidated Joint Venture
EJV – Joint Venture Investment accounted for under the equity method
PE – Preferred equity investments accounted for under the equity method
Eloan – Mezzanine loan accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		June 30, 2006 (Unaudited)		December 31, 2005

	Face Amount	Cost	Estimated Market Value	Cost	Estimated Market Value

CASH AND CASH EQUIVALENTS – Percentage of Net Assets			16.0%		22.1%
Federal Home Loan Bank, 1.75%, January 3, 2006	$488,000	—	—	$487,908	$487,908
Federal Home Loan Bank, 0 coupon bond, January 30, 2006	44,184,000	—	—	44,033,621	44,033,621
Federal Home Loan Bank, 0 coupon bond, July 5, 2006	30,926,000	30,908,819	30,908,819	—	—
Federal Home Loan Bank, 0 coupon bond, July 3, 2006	4,000,000	3,998,900	3,998,900	—	—

Total Cash Equivalents		34,907,719	34,907,719	44,521,529	44,521,529

Cash		884,000	884,000	945,956	945,956

Total Cash and Cash Equivalents		$35,791,719	$35,791,719	$45,467,485	$45,467,485

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2006 and 2005

(Unaudited)

Note 1: Summary Of Significant Accounting Policies

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

Real estate investments are reported at their estimated fair market values.

The Prudential Variable Contract Real Property Partnership (the “Partnership”) periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications or that achieve a certain level of leasing. Where conditions precedent to funding have been met by its development partner, and the Partnership’s commitment to fund is firm, the amount of any unrealized gain or loss is recognized based upon the difference between the estimated investment’s market value and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of June 30, 2006 and June 30, 2005 no such funding obligation existed.

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

Note 2: Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management, Inc., (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc., charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2006 and 2005 investment management fees incurred by the Partnership were $1,505,088 and $1,370,266, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2006 and 2005 were $73,465 and $53,907, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.

Note 3: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential’s management, the outcome of such matters will not have a material effect on the Partnership.

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

Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2006 and 2005

(Unaudited)

Note 3: Commitments and Contingencies, (continued)

As of June 30, 2006, the Partnership had the following outstanding purchase commitments:

Property Type	Commitments (000’s)

Other	$20,805

Note 4: Financial Highlights

	For The Six Months Ended June 30,

	2006	2005	2004	2003	2002

Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$29.59	$26.15	$24.66	$24.11	$23.82
Income From Investment Operations:
Investment income, before management fee	0.94	0.78	0.67	0.79	0.83
Management fee	(0.22)	(0.19)	(0.17)	(0.16)	(0.15)
Net realized and unrealized gain (loss) on investments	1.86	0.76	0.39	(0.57)	(0.87)

Net Increase in Net Assets Resulting from Operations	2.58	1.35	0.89	0.06	(0.19)

Net Asset Value, end of period	$32.17	$27.50	$25.55	$24.17	$23.63

Total Return, before Management Fee (a):	9.49%	5.90%	4.37%	0.88%	(.17%)
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$223	$196	$188	$185	$197
Ratios to average net assets (b):
Total Portfolio Level Expenses	0.73%	0.73%	0.70%	0.65%	0.63%
Net Investment Income	3.13%	2.96%	2.71%	3.27%	3.55%
(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Back to Index

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

(a) Liquidity and Capital Resources

As of June 30, 2006, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $35.8 million, a decrease of approximately $9.7 million from $45.5 million at December 31, 2005. The decrease was primarily due to an additional funding for a preferred equity investment in a private real estate investment trust, or “REIT” and the acquisition of a retail property, as discussed below. Partially offsetting the decrease were proceeds received in connection with the sale of three retail properties and loan payoff, as described below, and the cash flows from the Account’s operating activities. Sources of liquidity included net cash flow from property operations, sales, financings and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of June 30, 2006, approximately 13.4% of the Partnership’s total assets consisted of cash and cash equivalents.

During the six months ended June 30, 2006, the Partnership completed the second funding of its preferred equity investment in its existing Capital Automotive, or “CARS”, “REIT” for $7.3 million. CARS owns approximately 364 properties, which are leased to sixty automobile dealership operators throughout the United States. This investment pays to investors an annual preferred return of 7.5% for years one through five, 8.75% during years six and seven, and 12% for all subsequent years. In addition, the Partnership invested $14.8 million in June to acquire an 89,849 square-foot retail property located in Westminster, Maryland, from the pipeline.

Dispositions for the six months ended June 30, 2006 included the sale of a portfolio of three retail properties located in Kansas City, Kansas and Kansas City, Missouri resulting in net proceeds of $3.6 million after the repayment of debt.

The Partnership’s Leasehold Mortgage Loan that was originated in January 2004 for a borrower’s redevelopment of a retail center in Westminster, Maryland was paid in full by the borrower in March 2006, resulting in proceeds of approximately $4.3 million.

During the six months ended June 30, 2006, the Partnership spent approximately $0.5 million on capital improvements to various existing properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the six and three month periods ended June 30, 2006 and 2005.

Back to Index

Net Investment Income Overview

The Partnership’s net investment income for the six months ended June 30, 2006 was approximately $5.0 million, an increase of $0.8 million from $4.2 million for the prior year period. The retail, industrial and hotel sector investments posted increases of approximately $0.4 million, $0.1 million and $0.2 million, respectively, from the prior year period. Partially offsetting this increase was a decrease in net investment income in the apartment sector of approximately $0.5 million. In addition, the land sector posted a slight decrease in net investment income during the six months ended June 30, 2006. Other net investment income increased $0.6 million during the six months ended June 30, 2006 from the prior year period. Detail on the components of this net investment income are discussed below by property type sector.

The Partnership’s net investment income for the quarter ended June 30, 2006 was $2.3 million, an increase of $0.1 million from $2.2 million for the prior year period. The industrial sector investment posted an increase of approximately $0.1 million from the prior year period. Partially offsetting this increase was a decrease in net investment income in the office and apartment sectors of approximately $0.2 million. Other net investment income increased $0.2 million for the quarter ended June 30, 2006 from the prior year period. Detail on the components of this net investment income are discussed below by property type sector.

Valuation Overview

The Partnership recorded an aggregate net realized gain of approximately $0.1 million for the six months ended June 30, 2006, compared to an aggregate net realized gain of $0.9 million for the prior year period. The Partnership recorded an aggregate net unrealized gain of approximately $12.8 million for the six months ended June 30, 2006, compared to an aggregate net unrealized gain of $4.6 million for the prior year period. The aggregate net realized and unrealized gain of $12.9 million for the six months ended June 30, 2006 was attributable to valuation gains in all property type sectors. Partially offsetting these gains for the six months ended June 30, 2006 was a slight realized loss recorded in the land sector. Details of the components of these valuation gains and/or losses are discussed below by property type sector.

The Partnership recorded an aggregate net realized gain of approximately $0.1 million for the quarter ended June 30, 2006, compared to an aggregate net realized gain of $1.1 million for the prior year period. The Partnership recorded an aggregate net unrealized gain of approximately $6.2 million for the quarter ended June 30, 2006, compared to an aggregate net unrealized gain of $1.8 million for the prior year period. The aggregate net realized and unrealized gain of $6.3 million for the quarter ended June 30, 2006 was attributable to valuation gains in the office, apartment, retail and hotel property sectors. Partially offsetting these gains were unrealized losses recorded in the industrial sector. Details of the components of these valuation gains and/or losses are discussed below by property type sector.

Back to Index

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the six and three month periods ended June 30, 2006 and 2005.

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Net Investment Income:
Office properties	1,651,536	1,637,225	827,689	967,063
Apartment complexes	542,468	1,022,989	280,972	383,759
Retail properties	2,647,330	2,229,755	1,162,341	1,174,352
Industrial properties	378,960	248,360	183,027	128,395
Hotel property	533,403	386,454	255,102	216,918
Land	(43,508)	—	—	—
Other (including interest income, investment management fees, etc.)	(685,288)	(1,294,617)	(385,672)	(628,115)

Total Net Investment Income	$5,024,901	$4,230,166	$2,323,459	$2,242,372

Net Realized Gain (Loss) on Real Estate Investments:
Apartment Complex	70,689	(198,238)	70,689	—
Office Building	—	1,050,833	—	1,050,833
Land	(2,919)	—	—	—

Total Net Realized Gain (Loss) on Real Estate Investments	67,770	852,595	70,689	1,050,833

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	2,187,729	(89,446)	65,593	(28,140)
Apartment complexes	1,005,664	1,942,485	1,077,910	1,778,785
Retail properties	5,186,762	1,028,116	5,167,766	(163,721)
Industrial properties	622,797	995,760	(121,036)	(172)
Hotel property	3,830,993	673,812	30,162	224,895

Total Net Unrealized Gain (Loss) on Real Estate Investments	12,833,945	4,550,727	6,220,395	1,811,647

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$12,901,715	$5,403,322	$6,291,084	$2,862,480

Back to Index

OFFICE PORTFOLIO

Six Months Ended June 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Realized / Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Lisle, IL	$186,570	$238,290	$600,000	$(398,854)	38%	43%
Brentwood, TN	489,855	496,983	(132,371)	107,333	100%	90%
Oakbrook Terrace, IL (1)	1,323	253,544	—	1,173,295	N/A	N/A
Beaverton, OR	466,066	398,695	1,120,100	(54,196)	76%	75%
Brentwood, TN (2)	507,722	249,713	600,000	133,809	100%	100%

	$1,651,536	$1,637,225	$2,187,729	$961,387

Three Months Ended June 30,

Property
Lisle, IL	$88,167	$136,858	$—	$—
Brentwood, TN	261,856	271,298	(21,464)	(41,340)
Oakbrook Terrace, IL	—	187,324	—	1,072,029
Beaverton, OR	236,998	180,688	(12,943)	(7,996)
Brentwood, TN	240,668	190,895	100,000	—

	$827,689	$967,063	$65,593	$1,022,693

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized for the six months ended June 30, 2006.
(2)	Net Investment Income for the six months ended June 30, 2005 reflects partial period rent abatement, which was provided to tenant as part of the lease.

Net Investment Income

Net investment income for the Partnership’s office properties was approximately $1.6 million for the six months ended June 30, 2006, unchanged from the prior year period. Net investment income for the Partnership’s office properties was approximately $0.8 million for the quarter ended June 30, 2006, a decrease of $0.2 million from the prior year period. The decrease for the quarter ended June 30, 2006 was primarily due to the loss of income from the Oakbrook Terrace, Illinois office property that was sold on June 8, 2005.

Total Realized and Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $2.2 million during the six months ended June 30, 2006, compared to an aggregate net realized and unrealized gain of $1.0 million for the prior year period. The net unrealized gain of $2.2 million for the six months ended June 30, 2006 was primarily due to strengthening market fundamentals and investor demand in the office sector in Beavorton, Oregon as well as improving market conditions at the office properties in Lisle, Illinois and Brentwood, Tennessee. Partially offsetting these unrealized gains was a net unrealized loss at the office property in Brentwood, Tennessee due to capital expenses including tenant improvements and leasing commissions expended in connection with recent leasing efforts.

Back to Index

The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.1 million during the quarter ended June 30, 2006, compared to an aggregate net realized and unrealized gain of $1.0 million for the prior year period. The net unrealized gain of $0.1 million for the quarter ended June 30, 2006 was due to continued improving market conditions at the office property in Brentwood, Tennessee, including a decrease in the market vacancy rate and increase in market rental rates.

APARTMENT COMPLEXES

Six Months Ended June 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Realized / Unrealized Gain/(Loss) 2006	Realized / Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Atlanta, GA	$236,936	$42,837	$307,721	$92,560	90%	91%
Raleigh, NC	315,532	264,595	697,943	990,152	91%	94%
Jacksonville, FL (1)	—	400,916	70,520	304,269	N/A	92%
Gresham/Salem, OR (1)	(10,000)	314,641	169	357,266	N/A	86%

	$542,468	$1,022,989	$1,076,353	$1,744,247

Three Months Ended June 30,

Property
Atlanta, GA	$122,598	$(28,369)	$377,910	$298,258
Raleigh, NC	168,374	119,679	700,000	990,813
Jacksonville, FL (1)	—	182,036	70,520	(12,722)
Gresham/Salem, OR (1)	(10,000)	110,413	169	502,436

	$280,972	$383,759	$1,148,599	$1,778,785

(1)	The Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively.

Net Investment Income

Net investment income for the Partnership’s apartment properties was $0.5 million for the six months ended June 30, 2006, a decrease of approximately $0.5 million from the prior year period. Net investment income for the Partnership’s apartment properties was approximately $0.3 million for the quarter ended June 30, 2006, a decrease of approximately $0.1 million from the prior year period. The decrease for the six and three month periods ended June 30, 2006 was primarily due to the loss of income on the Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties that were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively. Partially offsetting the decrease was an increase in net investment income for the apartment properties in Atlanta, Georgia and Raleigh, North Carolina due to reduced operating expenses and lowered rental concessions, or reduced rent.

Total Realized and Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded an aggregate net realized and unrealized gain of $1.1 million for the six months ended June 30, 2006, compared to an aggregate net realized and unrealized gain of $1.7 million for the prior year period. The apartment properties owned by the Partnership recorded an aggregate net realized and unrealized gain of $1.1 million for the quarter ended June 30, 2006, compared to an aggregate net realized and unrealized gain of $1.8 million for the prior year period. The aggregate net realized and unrealized gain for both the six and three month periods ended June 30, 2006 was primarily due to valuation gains resulting from the strengthening of both market and property fundamentals, which included reduced rental concessions and increased rental rates, at the apartment properties in Atlanta, Georgia and Raleigh, North Carolina. In addition, the Jacksonville, Florida apartment property that was sold in November 2005 recognized realized gains of approximately $0.1 million due to the disbursement of reserved funds that were escrowed at closing for any post-closing operating adjustments.

Back to Index

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Roswell, GA	$1,039,049	$814,280	$614,547	$(83,107)	95%	77%
Kansas City, KS; MO (1)	(113,990)	206,952	(463,628)	(962,104)	91%	79%
Hampton, VA	651,700	615,350	(105,132)	1,200,000	100%	100%
Ocean City, MD	401,899	472,735	151,010	873,327	84%	90%
Westminster, MD (2)	105,140	—	4,989,965	—	98%	N/A
Westminster, MD (3)	124,362	120,438	—	—	N/A	N/A
CARS Preferred Equity (4)	439,170	—	—	—	N/A	N/A

	$2,647,330	$2,229,755	$5,186,762	$1,028,116

Three Months Ended June 30,

Property
Roswell, GA	$507,500	$366,158	$(59,867)	$339,538
Kansas City, KS; MO (1)	(310,551)	84,202	(407,968)	(1,048,782)
Hampton, VA	332,977	307,642	(5,132)	—
Ocean City, MD	275,398	354,754	650,768	545,523
Westminster, MD (2)	105,140	—	4,989,965	—
Westminster, MD (3)	—	61,596	—	—
CARS Preferred Equity	251,877	—	—	—

	$1,162,341	$1,174,352	$5,167,766	$(163,721)

(1)

Net investment income for the six and three month periods ended June 30, 2006 reflects partial period results for the three Kansas City, Kansas and Kansas City, Missouri retail properties that were sold on May 15, 2006. Occupancy for the six and three month periods ended June 30, 2006 reflects remaining retail property in Kansas City, Kansas.

(2)	Net investment income for the six and three month periods ended June 30, 2006 reflects partial period results for the Westminster, Maryland retail property that was acquired on June 13, 2006.
(3)	Mortgage Loan Receivable (mortgage paid in full on March 3, 2006).
(4)	Net investment income for the six months ended June 30, 2006 reflects partial period results for second funding, which occurred on February 14, 2006.

Net Investment Income

Net investment income for the Partnership’s retail properties was $2.6 million for the six months ended June 30, 2006, an increase of approximately $0.4 million from the prior year period. The increase in net investment income for the six months ended June 30, 2006 was primarily due to (a) increased occupancy at the retail center in Roswell, Georgia; (b) income received from the preferred equity investments made by the Partnership on December 16, 2005 and February 14, 2006, respectively; and (c) the acquisition of a retail property in Westminster, Maryland in June 2006. Partially offsetting the increase was higher expenses at the retail properties in Kansas City, Kansas and Kansas City, Missouri due to the prepayment of the existing mortgage on the three properties upon their respective sales in May 2006. Additionally, the Ocean City, Maryland retail property recorded a decrease of $0.1 million in net investment income for the six months ended June 30, 2006 due to a decrease in occupancy.

Back to Index

Net investment income for the Partnership’s retail properties was approximately $1.2 million for the quarter ended June 30, 2006, unchanged from the prior year period. The Roswell, Georgia retail property recorded an increase of approximately $0.1 million for the quarter ended June 30, 2006 from the prior year period due to an increase in occupancy, as discussed above. In addition, the Westminster, Maryland retail property and CARS Preferred Equity investment contributed approximately $0.1 million and $0.3 million, respectively, of net investment income for the quarter ended June 30, 2006 for the reasons discussed above. Offsetting these increases in net investment income for the quarter ended June 30, 2006 were decreases of approximately $0.4 million at the retail property in Kansas City, Kansas and Kansas, City Missouri and $0.1 million at the retail property in Ocean City, Maryland, as previously discussed.

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded an aggregate net unrealized gain of $5.2 million for the six months ended June 30, 2006, compared to an aggregate net unrealized gain of $1.0 million for the prior year period. The unrealized gain for the six months ended June 30, 2006 was primarily due to the acquisition of the retail property in Westminster, Maryland at cost, which resulted in $5.0 million in valuation gains. In addition, unrealized gains of approximately $0.6 million and $0.2 million were recorded at the retail properties in Roswell, Georgia due to higher occupancy and continued investor demand and in Ocean City, Maryland due to strengthening market fundamentals, respectively. Partially offsetting these gains for the six months ended June 30, 2006 were unrealized losses of approximately $0.5 million recorded at the retail properties in Kansas City, Kansas and Kansas City, Missouri due to the three properties being sold below their aggregate market value as a result of the lack of investor demand and $0.1 million recorded at the retail property in Hampton, Virginia due to a market valuation adjustment as a result of an overstatement of the property’s market value.

The retail properties owned by the Partnership recorded an aggregate net unrealized gain of $5.2 million for the quarter ended June 30, 2006, compared to an aggregate net unrealized loss of $0.2 million for the prior year period. The unrealized gain for quarter ended June 30, 2006 was primarily due to the acquisition of the retail property in Westminster, Maryland as discussed above. In addition, an unrealized gain of approximately $0.7 was recorded at the retail property in Ocean City, Maryland due to strengthening market fundamentals. These unrealized gains were partially offset by unrealized losses of approximately $0.4 million recorded at the three retail centers in Kansas City, Kansas and Kansas City, Missouri as previously discussed and $0.1 million recorded at the retail property in Roswell, Georgia due to capital expenses including tenant improvements and leasing commissions expended in connection with recent leasing efforts.

Back to Index

INDUSTRIAL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Aurora, CO	$378,960	$248,360	$622,797	$995,760	85%	81%
Three Months Ended June 30,

Property
Aurora, CO	$183,027	$128,395	$(121,036)	$(172)

Net Investment Income

Net investment income for the Partnership’s industrial property was $0.4 million for the six months ended June 30, 2006, an increase of approximately $0.2 million from the prior year period. Net investment income for the Partnership’s industrial property was $0.2 million for the quarter ended June 30, 2006, an increase of approximately $0.1 million from the prior year period. The increase for both the six and three month periods ended June 30, 2006 were primarily due to higher occupancy, increased rents and reduced operating expenses, compared to the prior year periods.

Unrealized Gain/(Loss)

The industrial property owned by the Partnership recorded a net unrealized gain of approximately $0.6 million for the six months ended June 30, 2006, compared to a net unrealized gain of $1.0 million for the prior year period. The industrial property owned by the Partnership recorded a net unrealized loss of approximately $0.1 million for the quarter ended June 30, 2006, compared to no change in value for the prior year period. The net unrealized gain for the six months ended June 30, 2006 was primarily due to higher occupancy and increased rents. The net unrealized loss for the quarter ended June 30, 2006 reflects capital expended in connection with leasing efforts.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Lake Oswego, OR	$533,403	$386,454	$3,830,993	$673,812	78%	72%
Three Months Ended June 30,

Property
Lake Oswego, OR	$255,102	$216,918	$30,162	$224,895

Back to Index

Net Investment Income

Net investment income for the Partnership’s hotel property was $0.5 million for the six months ended June 30, 2006, an increase of approximately $0.1 million from the prior year period. Net investment income for the Partnership’s hotel property was $0.3 million for the quarter ended June 30, 2006, an increase of approximately $0.1 million from the prior year period. The increase for both the six and three month periods ended June 30, 2006 was primarily due to increased occupancy and higher average daily rates generated at the hotel compared to the prior year periods.

Unrealized Gain/(Loss)

The hotel property owned by the Partnership recorded a net unrealized gain of $3.8 million for the six months ended June 30, 2006, compared to a net unrealized gain of $0.7 million for the prior year period. The hotel property owned by the Partnership recorded a slight net unrealized gain for the quarter ended June 30, 2006, compared to a net unrealized gain of $0.2 million for the prior year period. The net unrealized gain for both the six and three month periods ended June 30, 2006 reflected both the strengthening of market and property fundamentals and the completion of a renovation program.

LAND PROPERTY

The Blue Springs, Missouri land property was sold on November 28, 2005, but certain post-closing adjustments were recognized during the six months ended June 30, 2006, which resulted in slight a decrease in net investment income. The same land property also recorded a slight realized loss during the six months ended June 30, 2006, as discussed above.

Other

Other net investment income increased $0.6 million for the six months ended June 30, 2006 from the prior year period and also increased $0.2 million during the quarter ended June 30, 2006 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

Back to Index

Valuation of Investments

Real Estate Investments – Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc., or “PIM”, which is an indirectly owned subsidiary of Prudential Financial Inc., is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates, or the “Appraisal Management Firm”, an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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

The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications or that achieve a certain level of leasing. Where conditions precedent to funding have been met by its development partner, and the Partnership’s commitment to fund is firm, the amount of any unrealized gain or loss is recognized based upon the difference between the estimated investment’s market value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. However, land while held for development, is carried at acquisition cost plus the cost incurred to hold the land, according to take out provisions in the developer/partner contract.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of June 30, 2006 and 2005.

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Back to Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 30.77% of its investment portfolio as of June 30, 2006, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at June 30, 2006:

	Maturity	Estimated Market Value (millions)	Average Interest Rate

Cash and Cash equivalents	0-3 months	$35.8	4.01%

The table below discloses the Partnership’s debt as of June 30, 2006. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands), including current portion	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value

Average Fixed Interest Rate	5.39%	5.35%	5.74%	6.75%	6.75%	6.75%	6.50%
Fixed Rate	$280	$589	$16,026	$9,275	$565	$6,191	$32,925	$32,865
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$280	$589	$16,026	$9,275	$565	$6,191	$32,925	$32,865

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Back to Index

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has m aterially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements”, above, and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

Item 6. Exhibits

Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

in respect of

Pruco Life of New Jersey Variable

Contract Real Property Account

(Registrant)

Date:	August 11, 2006	By:	/s/ Bernard J. Jacob

Bernard J. Jacob Chief Executive Officer