Form 10-Q
period 2006-09-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2006-11-13
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-20018

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

in respect of

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Exact name of Registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2426091 (IRS Employer Identification No.)

213 Washington Street, Newark, New Jersey 07102-2992

(Address of principal executive offices) (Zip Code)

(973) 802-6000

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer    Accelerated filer    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act).
YES   NO

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

Back to Index

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward- looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company, or the Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward- looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward- looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumption we use in pricing our products, establishing liabilities and reserves or for other purposes or goodwill; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) regulatory or legislative changes; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; and (16) changes in statutory or U.S. GAAP accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation to, update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2005 for discussion of certain risks relating to the operation of the Partnership.

Back to Index

FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2006 and December 31, 2005

	September 30, 2006 (unaudited)	December 31, 2005

ASSETS
Investment in The Prudential Variable Contract
Real Property Partnership	$9,670,367	$8,924,959

Net Assets	$9,670,367	$8,924,959

NET ASSETS, representing:
Equity of contract owners	$7,323,295	$6,812,311
Equity of Pruco Life Insurance Company of New Jersey	2,347,072	2,112,648

	$9,670,367	$8,924,959

Units outstanding	3,308,931	3,374,357
Portfolio shares held	294,527	301,619
Portfolio net asset value per share	$32.83	$29.59

STATEMENTS OF OPERATIONS
For the nine and three months ended September 30, 2006 and 2005

	1/1/2006-9/30/2006	1/1/2005-9/30/2005	7/1/2006-9/30/2006	7/1/2005-9/30/2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$353,798	$286,842	$135,461	$103,725

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	30,275	26,932	10,363	9,392

NET INVESTMENT INCOME	323,523	259,910	125,098	94,333

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	621,699	579,832	64,052	412,184
Net realized gain (loss) on sale of investments in Partnership	2,946	54,559	1	(11,696)

NET GAIN (LOSS) ON INVESTMENTS	624,645	634,391	64,053	400,488

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$948,168	$894,301	$189,151	$494,821

STATEMENTS OF CHANGES IN NET ASSETS
For the nine and three months ended September 30, 2006 and 2005

	1/1/2006-9/30/2006	1/1/2005-9/30/2005	7/1/2006-9/30/2006	7/1/2005-9/30/2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATIONS
Net investment income	$323,523	$259,910	$125,098	$94,333
Net change in unrealized gain (loss) on investments in Partnership	621,699	579,832	64,052	412,184
Net realized gain (loss) on sale of investments in Partnership	2,946	54,559	1	(11,696)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	948,168	894,301	189,151	494,821

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(193,978)	23,435	(48,514)	11,144
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(8,782)	3,497	(174,158)	(1,751)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(202,760)	26,932	(222,672)	9,393

TOTAL INCREASE (DECREASE) IN NET ASSETS	745,408	921,233	(33,521)	504,214
NET ASSETS
Beginning of period	8,924,959	8,082,948	9,703,888	8,499,967

End of period	$9,670,367	$9,004,181	$9,670,367	$9,004,181

The accompanying notes are an integral part of these financial statements.

Back to Index

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2006
(Unaudited)

Note 1:	General

Pruco Life of New Jersey Variable Contract Real Property Account (the “Account”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life of New Jersey’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

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

Note 2:	Summary of Significant Accounting Policies and Pronouncements

A.	Basis of Accounting

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The interim financial data as of September 30, 2006 and for the nine and three months ended September 30, 2006 and 2005 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

In September 2006, the staff of the U.S. Securities and Exchange Commission, or “SEC”, issued Staff Accounting Bulletin, or “SAB”, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Account’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Account.

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At September 30, 2006 and December 31, 2005 the Account’s interest in the Partnership was 4.3% or 294,527 and 301,619 shares, respectively.

C.	Income Recognition

Net investment income and realized and unrealized gains and losses are recognized daily. Amounts are based upon the Account’s proportionate interest in the Partnership.

Back to Index

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

C.	Cost of Insurance and Other Related Charges

Contract owner contributions are subject to certain deductions prior to being invested in the Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges, not to exceed 5% for VAL and 9% for VLI, which are deducted in order to compensate Pruco Life of New Jersey for the cost of selling the contract and (3) transaction costs, applicable to VAL, which are deducted from each premium payment to cover premium collection and processing costs. Contracts are subject to charges on each basic premium for assuming a guaranteed minimum death benefit risk. This charge compensates Pruco Life of New Jersey for the risk that an insured may die at a time when the death benefit exceeds the benefit that would have been payable in the absence of a minimum guarantee. These charges are assessed through the redemption of units.

D.	Deferred Sales Charge

A deferred sales charge is imposed upon surrenders of certain variable life insurance contracts to compensate Pruco Life of New Jersey for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued, but will not exceed 45% of one scheduled annual premium for VAL and 9% of the initial premium payment for SPVL. No sales charge will be imposed after the sixth and tenth year of the contract for SPVL and VAL, respectively. No sales charge will be imposed on death benefits. This deferred sales charge is assessed through the redemption of units.

E.	Partial Withdrawal Charge

A charge is imposed by Pruco Life of New Jersey on partial withdrawals of the cash surrender value for VAL. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract. This charge is assessed through the redemption of units.

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

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the nine and three months ended September 30, 2006 and 2005, were as follows:

	Nine Months Ended September 30, (Unaudited)		Three Months Ended September 30, (Unaudited)

	2006	2005	2006	2005

VAL	$(149,773)	$23,322	$(45,472)	$1,885
VLI	(17,803)	(26,288)	(263)	(2,509)
SPVA	(25,680)	27,050	(2,457)	12,050
SPVL	(722)	(649)	(322)	(282)

TOTAL	$(193,978)	$23,435	$(48,514)	$11,144

Note 6:	Partnership Distributions

As of September 30, 2006, the Partnership made distributions of $6 million. The Pruco Life of New Jersey Real Property Account’s share of these distributions was $0.2 million. For the year ended December 31, 2005, the Partnership made distributions of $6 million. The Pruco Life of New Jersey Real Property Account’s share of these distributions was $0.2 million.

Note 7:	Unit Information

Outstanding units and unit values at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005

	(Unaudited)

Units Outstanding:	3,308,931	3,374,357
Unit Value:	2.56353 to 3.06368	2.33181 to 2.76817

Note 8:	Financial Highlights

The range of total return for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30,

	2006	2005

	(Unaudited)

Total Return	9.94% to 10.68%	10.37% to 11.11%

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS

REAL ESTATE INVESTMENTS – At estimated market value:
Real estate and improvements (cost: 09/30/2006 – $197,237,275; 12/31/2005 – $183,767,148)	$208,845,670	$178,628,645
Real estate partnerships and preferred equity investments (cost: 09/30/2006 – $22,307,181; 12/31/2005 – $18,578,394)	17,731,816	14,348,816
Mortgage and other loans receivable (cost: 09/30/2006 – $0; 12/31/2005 – $4,277,769)	—	4,277,769
Other real estate investments (cost: 09/30/06 – $2,763,458; 12/31/2005 – $0)	2,763,458	—

Total real estate investments	229,340,944	197,255,230
CASH AND CASH EQUIVALENTS	32,231,239	45,467,485
OTHER ASSETS (net of allowance for uncollectible accounts: 09/30/2006 – $115,781; 12/31/2005 – $51,161)	3,765,602	3,292,400

Total assets	265,337,785	246,015,115

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT	$32,787,878	$33,195,607
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,225,480	2,545,052
DUE TO AFFILIATES	807,015	760,926
OTHER LIABILITIES	712,051	472,336
MINORITY INTEREST	5,883,932	3,638,343

Total liabilities	43,416,356	40,612,264

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY	221,921,429	205,402,851

Total liabilities and partners’ equity	$265,337,785	$246,015,115

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,941,631

SHARE VALUE AT END OF PERIOD	$32.83	$29.59

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2006	2005	2006	2005

INVESTMENT INCOME:
Revenue from real estate and improvements	$18,839,045	$20,598,665	$6,793,128	$6,856,684
Equity in income of real estate partnerships	646,978	168,504	314,399	(57,979)
Interest and equity income on mortgage
and other loans receivable	125,510	196,221	—	75,455
Income from other real estate investments	125,172	—	94,392	—
Interest on short-term investments	1,456,221	580,537	461,595	313,513

Total investment income	21,192,926	21,543,927	7,663,514	7,187,673

INVESTMENT EXPENSES:
Operating	4,713,495	5,863,044	1,693,204	1,908,487
Investment management fee	2,298,695	2,098,000	793,607	727,734
Real estate taxes	1,627,836	1,797,951	564,428	632,851
Administrative	2,820,122	3,350,266	921,392	899,320
Interest expense	1,372,094	1,652,343	446,825	491,946
Minority interest	220,627	156,017	128,901	131,197

Total investment expenses	13,052,869	14,917,621	4,548,357	4,791,535

NET INVESTMENT INCOME	8,140,057	6,626,306	3,115,157	2,396,138

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	67,770	25,122,588	—	9,713,238
Less: Cost of real estate investments sold	—	26,856,771	—	7,912,781
Realization of prior years’ unrealized gain (loss) on real estate investments sold	—	(3,239,094)	—	1,881,224
Minority interest in realized gain (loss) on real estate investments sold	—	244,547	—	189,426

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	67,770	1,260,364	—	(270,193)

Change in unrealized gain (loss) on real estate investments	16,401,107	14,521,276	1,430,286	9,481,610
Less: Minority interest in unrealized gain (loss) on real estate investments	2,090,356	1,126,684	(46,520)	(40,218)

Net unrealized gain (loss) on real estate investments	14,310,751	13,394,592	1,476,806	9,521,828

NET REALIZED AND UNREALIZED GAIN (LOSS)
ON REAL ESTATE INVESTMENTS	14,378,521	14,654,956	1,476,806	9,251,635

INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS	$22,518,578	$21,281,262	$4,591,963	$11,647,773

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$8,140,057	$6,626,306
Net gain (loss) realized on real estate investments sold	67,770	1,260,364
Net unrealized gain (loss) from real estate investments	14,310,751	13,394,592

Increase (decrease) in net assets resulting from operations	22,518,578	21,281,262

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	(6,000,000)	—

Increase (decrease) in net assets resulting from capital transactions	(6,000,000)	—

INCREASE (DECREASE) IN NET ASSETS	16,518,578	21,281,262
NET ASSETS – Beginning of period	205,402,851	186,723,061

NET ASSETS – End of period	$221,921,429	$208,004,323

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$22,518,578	$21,281,262
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(14,378,521)	(14,654,956)
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	(59,755)	(64,522)
Minority interest in consolidated partnerships	220,627	156,017
Bad debt expense	116,285	60,813
(Increase) Decrease in accrued interest included in mortgage and other loans receivable	—	(283,517)
(Increase) Decrease in accrued interest included in other real estate investments	(125,172)	—
(Increase) decrease in:
Other assets	(589,493)	2,633,252
Increase (decrease) in:
Accounts payable and accrued expenses	680,428	(113,857)
Due to affiliates	46,089	19,723
Other liabilities	239,715	(111,435)

Net cash flows from (used in) operating activities	8,668,781	8,922,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	67,770	25,122,589
Acquisition of real estate and improvements	(12,159,443)	—
Additions to real estate and improvements	(1,310,684)	(5,445,323)
Contributions to real estate partnerships	(7,289,487)	—
Return of investment in real estate partnerships	3,620,455	—
Origination of mortgage loan receivable	—	(1,823,740)
Collection of mortgage loan receivable	4,277,769	—
Origination of other real estate investments	(2,638,287)	—

Net cash flows from (used in) investing activities	(15,431,907)	17,853,526

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(6,000,000)	—
Principal payments on investment level debt	(407,729)	(445,387)
Distributions to minority interest partners	(65,391)	(2,275,452)

Net cash flows from (used in) financing activities	(6,473,120)	(2,720,839)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,236,246)	24,055,467
CASH AND CASH EQUIVALENTS – Beginning of period	45,467,485	17,557,182

CASH AND CASH EQUIVALENTS – End of period	$32,231,239	$41,612,649

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,341,565	$1,818,269

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			September 30, 2006 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	September 30, 2006 (Unaudited)		December 31, 2005

Property Name	September 30, 2006 Ownership	City, State		Cost	Estimated Market Value	Cost	Estimated Market Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$23,581,014	$10,700,000	$23,173,035	$10,000,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,079,275	12,500,000	12,046,574	10,566,213
Westpark	WO	Nashville, TN	97,199	11,003,395	12,400,000	10,903,925	12,600,290
Financial Plaza	WO	Brentwood, TN	98,049	12,333,152	12,900,000	12,333,151	12,300,000

		Offices % as of 09/30/2006	22%	58,996,836	48,500,000	58,456,685	45,466,503
APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	18,655,102	17,500,000	18,481,376	17,155,625
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,242,270	19,900,000	16,170,782	19,202,057

		Apartments % as of 09/30/2006	17%	34,897,372	37,400,000	34,652,158	36,357,682
RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,745,594	28,400,000	37,646,731	27,199,960
Hampton Towne Center	WO	Hampton, VA	174,540	18,040,466	26,000,000	18,035,334	26,100,000
White Marlin Mall	CJV	Ocean City, MD	186,016	15,420,011	22,900,000	15,328,836	21,500,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	7,791,657	3,216,292	11,413,171	7,183,593
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	12,159,443	17,145,670	—	—
CARS Preferred Equity	PE	Various	N/A	14,515,524	14,515,524	7,165,223	7,165,223

		Retail % as of 09/30/2006	51%	105,672,695	112,177,486	89,589,295	89,148,776
INDUSTRIAL
Smith Road	WO	Aurora, CO	277,930	11,055,540	13,400,000	10,823,619	11,704,500

		Industrial % as of 09/30/2006	6%	11,055,540	13,400,000	10,823,619	11,704,500
HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	8,922,013	15,100,000	8,823,785	10,300,000

		Hotel % as of 09/30/2006	7%	8,922,013	15,100,000	8,823,785	10,300,000
MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West	Eloan	Westminster, MD		—	—	4,277,769	4,277,769

		Mortgage and Other Loans Receivable % as of 09/30/2006	0%	—	—	4,277,769	4,277,769
OTHER REAL ESTATE INVESTMENTS
Westminster East	Eloan	Westminster, MD		2,763,458	2,763,458	—	—

		Other Real Estate Investments % as of 09/30/2006	1%	2,763,458	2,763,458	—	—

Total Real Estate Investments as a Percentage of Net Assets as of 09/30/2006			102%	$222,307,914	$229,340,944	$206,623,311	$197,255,230

WO — Wholly Owned Investment
CJV — Consolidated Joint Venture
EJV — Joint Venture Investment accounted for under the equity method
PE — Preferred equity investments accounted for under the equity method
Eloan — Mezzanine loan accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		September 30, 2006 (Unaudited)		December 31, 2005

	Face Amount	Cost	Estimated Market Value	Cost	Estimated Market Value

CASH AND CASH EQUIVALENTS Percentage of Net Assets			14.5%		22.1%
Federal Home Loan Bank, 1.75%, January 3, 2006	$488,000	—	—	$487,908	$487,908
Federal Home Loan Bank, 0 coupon bond, January 30, 2006	44,184,000	—	—	44,033,621	44,033,621
Federal Home Loan Bank, 0 coupon bond, October 5, 2006	31,231,000	31,227,183	31,227,183	—	—

Total Cash Equivalents		31,227,183	31,227,183	44,521,529	44,521,529
Cash		1,004,056	1,004,056	945,956	945,956

Total Cash and Cash Equivalents		$32,231,239	$32,231,239	$45,467,485	$45,467,485

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2006 and 2005
(Unaudited)

Note 1:	Summary of Significant Accounting Policies and Pronouncements

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

Real estate investments are reported at their estimated fair market values.

The Prudential Variable Contract Real Property Partnership (the “Partnership”) periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications or that achieve a certain level of leasing. Where conditions precedent to funding have been met by its development partner, and the Partnership’s commitment to fund is firm, the amount of any unrealized gain or loss is recognized based upon the difference between the estimated investment’s market value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of September 30, 2006 and December 31, 2005 no such funding obligation existed.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

In September 2006, the staff of the U.S. Securities and Exchange Commission, or “SEC”, issued Staff Accounting Bulletin, or “SAB”, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Partnership’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Partnership.

Note 2:	Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc., charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2006 and 2005 investment management fees incurred by the Partnership were $2,298,695 and $2,098,000, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the nine months ended September 30, 2006 and 2005 were $98,197 and $40,222, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.

Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2006 and 2005
(Unaudited)

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

As of September 30, 2006, the Partnership had the following outstanding purchase commitments:

Property Type	Commitments (000’s)

Other	$20,805

Note 4:	Financial Highlights

	For The Nine Months Ended September 30,

	2006	2005	2004	2003	2002

Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$29.59	$26.15	$24.66	$24.11	$23.82
Income From Investment Operations:
Investment income, before management fee	1.50	1.22	1.04	1.12	1.20
Management fee	(0.33)	(0.29)	(0.27)	(0.24)	(0.23)
Net realized and unrealized gain (loss) on investments	2.07	2.05	0.82	(0.84)	(0.85)

Net Increase in Net Assets Resulting from Operations	3.24	2.98	1.59	0.04	0.12

Net Asset Value, end of period	$32.83	$29.13	$26.25	$24.15	$23.94

Total Return, before Management Fee (a):	12.14%	12.58%	7.58%	1.15%	(1.17%)
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$222	$208	$193	$185	$188
Ratios to average net assets (b):
Total Portfolio Level Expenses	1.15%	1.10%	1.06%	1.00%	0.95%
Investment Income before Management Fee	4.87%	3.04%	4.13%	4.62%	5.15%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions – Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Back to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2006, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $32.2 million, a decrease of approximately $13.3 million from $45.5 million at December 31, 2005. The decrease was primarily due to an additional funding for a preferred equity investment in a private real estate investment trust, or “REIT”, the acquisition of a retail property and a distribution to the Partners, as discussed below. Partially offsetting the decrease were proceeds received in connection with a loan payoff, as described below, and the cash flows from the Account’s operating activities. Sources of liquidity included net cash flow from property operations, sales, financings and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of September 30, 2006, approximately 12.1% of the Partnership’s total assets consisted of cash and cash equivalents.

During the nine months ended September 30, 2006, the Partnership completed the second funding of its preferred equity investment in its existing Capital Automotive, or “CARS”, “REIT” for $7.3 million. CARS owns approximately 364 properties, which are leased to sixty automobile dealership operators throughout the United States. This investment is expected to pay to investors an annual preferred return of 7.5% for years one through five, 8.75% during years six and seven, and 12% for all subsequent years. In addition, the Partnership invested $14.8 million in June to acquire an 89,849 square-foot retail property located in Westminster, Maryland.

Dispositions for the nine months ended September 30, 2006 included the sale of a portfolio of three retail properties located in Kansas City, Kansas and Kansas City, Missouri resulting in net proceeds of $3.6 million after the repayment of debt.

The Partnership made $6.0 million in distributions to the Partners during the nine months ended September 30, 2006.

The Partnership’s Leasehold Mortgage Loan that was originated in January 2004 for a borrower’s redevelopment of a retail center in Westminster, Maryland was paid in full by the borrower in March 2006, resulting in proceeds of approximately $4.3 million.

During the nine months ended September 30, 2006, the Partnership spent approximately $1.3 million on capital improvements to various existing properties. Approximately $0.4 million was associated with leasing expenses at the office property in Lisle, Illinois, approximately $0.2 million with the renovation of an apartment complex in Atlanta, Georgia and approximately $0.2 million with the budgeted capital projects at the industrial property in Aurora, Colorado. The remaining $0.5 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

Back to Index

(b)	Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three month periods ended September 30, 2006 and 2005.

Net Investment Income Overview

The Partnership’s net investment income for the nine months ended September 30, 2006 was approximately $8.1 million, an increase of $1.5 million from $6.6 million for the prior year period. The office, retail, industrial and hotel sector investments posted increases of approximately $0.2 million, $1.3 million, $0.2 million and $0.2 million, respectively, from the prior year period. Partially offsetting this increase was a decrease in net investment income in the apartment sector of approximately $0.9 million. In addition, the land sector posted a $0.1 million decrease in net investment income during the nine months ended September 30, 2006. Other net investment income increased $0.7 million during the nine months ended September 30, 2006 from the prior year period. The components of this net investment income are discussed below by property type sector.

The Partnership’s net investment income for the quarter ended September 30, 2006 was $3.1 million, an increase of $0.7 million from $2.4 million for the prior year period. The office, retail and industrial sector investments posted increases of approximately $0.1, $0.9 and $0.1 million from the prior year period. Partially offsetting this increase was a decrease in net investment income in the apartment sector of approximately $0.5 million. Other net investment income increased $0.1 million for the quarter ended September 30, 2006 from the prior year period. The components of this net investment income are discussed below by property type sector.

Valuation Overview

The Partnership recorded an aggregate net realized gain of approximately $0.1 million for the nine months ended September 30, 2006, compared to an aggregate net realized gain of $1.3 million for the prior year period. The Partnership recorded an aggregate net unrealized gain of approximately $14.3 million for the nine months ended September 30, 2006, compared to an aggregate net unrealized gain of $13.4 million for the prior year period. The aggregate net realized and unrealized gain of $14.4 million for the nine months ended September 30, 2006 was attributable to valuation gains in all property type sectors. Partially offsetting these gains for the nine months ended September 30, 2006 was a slight realized loss recorded in the land sector. The components of these valuation gains and/or losses are discussed below by property type sector.

The Partnership did not record any net realized gains and/or losses for the quarter ended September 30, 2006. The Partnership recorded an aggregate net realized loss of $0.3 million for the prior year period. The Partnership recorded an aggregate net unrealized gain of approximately $1.5 million for the quarter ended September 30, 2006, compared to an aggregate net unrealized gain of $9.5 million for the prior year period. The aggregate net unrealized gain of $1.5 million for the quarter ended September 30, 2006 was attributable to valuation gains in the office, retail and industrial property sectors. Partially offsetting these gains was a net unrealized loss of approximately $0.2 million recorded in the apartment sector. The components of these valuation gains and/or losses are discussed below by property type sector.

Back to Index

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the nine and three month periods ended September 30, 2006 and 2005.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Net Investment Income:
Office properties	$2,503,937	$2,340,225	$852,401	$703,000
Apartment complexes	779,306	1,718,278	236,838	695,288
Retail properties	4,426,107	3,158,106	1,778,777	928,351
Industrial properties	578,378	397,619	199,418	149,259
Hotel property	963,740	771,163	430,337	384,709
Land	(43,508)	—	—	—
Other (including interest income, investment mgt fees, etc.)	(1,067,903)	(1,759,085)	(382,614)	(464,469)

Total Net Investment Income	$8,140,057	$6,626,306	$3,115,157	$2,396,138

Net Realized Gain (Loss) on Real Estate Investments:
Apartment Complex	$70,689	$209,531	$—	$(271,277)
Office Building	—	1,050,833	—	1,084
Land	(2,919)	—	—	—

Total Net Realized Gain (Loss) on Real Estate Investments	$67,770	$1,260,364	$—	$(270,193)

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	$2,493,348	$3,491,704	$305,619	$3,580,066
Apartment complexes	797,104	1,219,842	(208,560)	(43,597)
Retail properties	5,758,846	7,038,712	572,084	6,010,599
Industrial properties	1,463,579	922,495	840,782	(73,265)
Hotel property	3,797,874	721,839	(33,119)	48,025

Total Net Unrealized Gain (Loss) on Real Estate Investments	$14,310,751	$13,394,592	$1,476,806	$9,521,828

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$14,378,521	$14,654,956	$1,476,806	$9,251,635

OFFICE PORTFOLIO

Nine Months Ended September 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Realized / Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property

Lisle, IL	$324,823	$304,006	$292,021	$(98,838)	38%	43%
Brentwood, TN	756,318	745,503	(299,760)	1,300,782	100%	92%
Oakbrook Terrace, IL (1)	1,323	202,894	—	1,174,380	N/A	N/A
Beaverton, OR	679,636	620,283	1,901,087	832,446	79%	75%
Brentwood, TN (2)	741,837	467,539	600,000	1,333,767	100%	100%

	$2,503,937	$2,340,225	$2,493,348	$4,542,537

Three Months Ended September 30,

Property

Lisle, IL	$138,253	$65,716	$(307,979)	$300,016
Brentwood, TN	266,463	248,520	(167,389)	1,193,449
Oakbrook Terrace, IL	—	(50,650)	—	1,085
Beaverton, OR	213,570	221,588	780,987	886,642
Brentwood, TN	234,115	217,826	—	1,199,958

	$852,401	$703,000	$305,619	$3,581,150

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized for the nine months ended September 30, 2006.

(2)	Net Investment Income for the nine months ended September 30, 2005 reflects a partial period rent abatement that was provided to the tenant as part of the lease.

Back to Index

Net Investment Income

Net investment income for the Partnership’s office properties was approximately $2.5 million for the nine months ended September 30, 2006, an increase of approximately $0.2 million from the prior year period. The increase for the nine months ended September 30, 2006 was primarily due to (a) increased rents and lower operating expenses at the office property in Lisle, Illinois; (b) stabilized occupancy and increased rents at the office properties in Brentwood, Tennessee; and (c) increased occupancy at the office property in Beaverton, Oregon. Partially offsetting this increase was the loss of income from the Oakbrook Terrace, Illinois office property that was sold on June 8, 2005.

Net investment income for the Partnership’s office properties was approximately $0.9 million for the quarter ended September 30, 2006, an increase of approximately $0.1 million from the prior year period. The increase for the quarter ended September 30, 2006 was primarily due to increased rents and lower operating expenses at the office property in Lisle, Illinois and increased rents at the office properties in Brentwood, Tennessee. Partially offsetting the increase was higher operating expenses at the office property in Beaverton, Oregon.

Total Realized and Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $2.5 million during the nine months ended September 30, 2006, compared to an aggregate net realized and unrealized gain of $4.5 million for the prior year period. The net unrealized gain of $2.5 million for the nine months ended September 30, 2006 was primarily due to strengthening market fundamentals and investor demand in the office sector in Beaverton, Oregon as well as improving market conditions at the office properties in Lisle, Illinois and Brentwood, Tennessee. Partially offsetting these unrealized gains was a net unrealized loss at the office property in Brentwood, Tennessee due to capital costs including tenant improvements and leasing commissions expended in connection with recent leasing efforts and increased operating expenses largely due to higher utility costs.

The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.3 million during the quarter ended September 30, 2006, compared to an aggregate net realized and unrealized gain of $3.6 million for the prior year period. The net unrealized gain of $0.3 million for the quarter ended September 30, 2006 was due to continued improving market conditions and increased occupancy at the office property in Beaverton, Oregon. Partially offsetting this unrealized gain were net unrealized losses of approximately $0.3 million and $0.2 million at the office properties in Lisle, Illinois and Brentwood, Tennessee, respectively, due to capital expenses including tenant improvements and leasing commissions expended in connection with recent leasing efforts.

Back to Index

APARTMENT COMPLEXES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Realized / Unrealized Gain/(Loss) 2006	Realized / Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property

Atlanta, GA	$351,593	$68,002	$170,649	$215,223	95%	91%
Raleigh, NC	437,763	503,143	626,455	938,718	90%	93%
Jacksonville, FL (1)	—	792,840	70,520	189,443	N/A	92%
Gresham/Salem, OR (1)	(10,050)	354,293	169	85,989	N/A	N/A

	$779,306	$1,718,278	$867,793	$1,429,373

Three Months Ended September 30,

Property

Atlanta, GA	$114,657	$25,165	$(137,072)	$122,663
Raleigh, NC	122,231	238,548	(71,488)	(51,434)
Jacksonville, FL (1)	—	391,924	—	(114,826)
Gresham/Salem, OR (1)	(50)	39,651	—	(271,277)

	$236,838	$695,288	$(208,560)	$(314,874)

(1)
The Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively, but certain post-closing adjustments were recognized for the nine and three month periods ended September 30, 2006.

Net Investment Income

Net investment income for the Partnership’s apartment properties was $0.8 million for the nine months ended September 30, 2006, a decrease of approximately $0.9 million from the prior year period. Net investment income for the Partnership’s apartment properties was approximately 0.2 million for the quarter ended September 30, 2006, a decrease of approximately $0.5 million from the prior year period. The decrease for the nine and three month periods ended September 30, 2006 was primarily due to the loss of income on the Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties that were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively, and a decrease in occupancy at the apartment property in Raleigh, North Carolina. Partially offsetting the decrease was an increase in net investment income for the apartment property in Atlanta, Georgia due to increased occupancy, reduced operating expenses and lowered rental concessions, e.g. less free rent.

Total Realized and Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded an aggregate net realized and unrealized gain of $0.9 million for the nine months ended September 30, 2006, compared to an aggregate net realized and unrealized gain of $1.4 million for the prior year period. The aggregate net realized and unrealized gain for the nine months ended September 30, 2006 was primarily due to valuation gains resulting from the strengthening of both market and property fundamentals, which included reduced rental concessions and increased rental rates, at the apartment properties in Atlanta, Georgia and Raleigh, North Carolina. In addition, the Jacksonville, Florida apartment property that was sold in November 2005 recognized realized gains of approximately $0.1 million due to the disbursement of reserved funds that were escrowed at closing for any post-closing operating adjustments.

The apartment properties owned by the Partnership recorded an aggregate net unrealized loss of approximately $0.2 million for the quarter ended September 30, 2006, compared to an aggregate net realized and unrealized loss of approximately $0.3 million for the prior year period. The aggregate net unrealized loss for the quarter ended September 30, 2006 was due to capital expenditures for property improvements at the apartment properties in Atlanta, Georgia and Raleigh, North Carolina that did not translate into valuation gains.

Back to Index

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property

Roswell, GA	$1,573,010	$1,224,536	$1,101,171	$2,704,664	94%	94%
Kansas City, KS; MO (1)	(56,085)	141,470	(345,788)	(740,065)	92%	86%
Hampton, VA	983,373	947,392	(105,132)	4,100,000	100%	100%
Ocean City, MD	645,473	654,659	122,365	974,113	84%	87%
Westminster, MD (2)	464,981	(469)	4,986,230	—	98%	N/A
Westminster, MD (3)	124,362	190,518	—	—	N/A	N/A
CARS Preferred Equity (4)	690,993	—	—	—	N/A	N/A

	$4,426,107	$3,158,106	$5,758,846	$7,038,712

Three Months Ended September 30,

Property
Roswell, GA	$533,961	$410,255	$486,624	$2,787,772
Kansas City, KS; MO (1)	57,905	(65,481)	117,840	222,040
Hampton, VA	331,673	332,042	—	2,900,000
Ocean City, MD	243,574	181,924	(28,645)	100,787
Westminster, MD (2)	359,841	(469)	(3,735)	—
Westminster, MD (3)	—	70,080	—	—
CARS Preferred Equity	251,823	—	—	—

	$1,778,777	$928,351	$572,084	$6,010,599

(1)
Net investment income (loss) for the nine months ended September 30, 2006 reflects partial period results for the three Kansas City, Kansas and Kansas City, Missouri retail properties that were sold on May 15, 2006. Occupancy for the nine and three month periods ended September 30, 2006 reflects remaining retail property in Kansas City, Kansas.

(2)	Net investment income for the nine months ended September 30, 2006 reflects partial period results for the Westminster, Maryland retail property that was acquired on June 13, 2006.

(3)	Mortgage Loan Receivable (mortgage paid in full on March 3, 2006).

(4)	Net investment income for the nine months ended September 30, 2006 reflects partial period results for the second funding, which occurred on February 14, 2006.

Net Investment Income

Net investment income for the Partnership’s retail properties was $4.4 million for the nine months ended September 30, 2006, an increase of approximately $1.3 million from the prior year period. The increase in net investment income for the nine months ended September 30, 2006 was primarily due to (a) stabilized occupancy and increased rents at the retail center in Roswell, Georgia; (b) income received from the preferred equity investments made by the Partnership on December 16, 2005 and February 14, 2006, respectively; (c) the acquisition of a retail property in Westminster, Maryland in June 2006; and (d) increased rents at the retail property in Hampton, Virginia. Partially offsetting the increase was higher expenses at the retail properties in Kansas City, Kansas and Kansas City, Missouri due to the prepayment of the existing mortgage on the three properties upon their respective sales in May 2006 and the loss of interest income for the Mortgage Loan Receivable made by the Partnership that was paid in full by the borrower on March 7, 2006.

Net investment income for the Partnership’s retail properties was approximately $1.8 million for the quarter ended September 30, 2006, an increase of approximately $0.9 million from the prior year period. The Roswell, Georgia retail property recorded an increase of approximately $0.1 million for the quarter ended September 30, 2006 from the prior year period due to stabilized occupancy and increased rents, as discussed above. In addition, the recently acquired Westminster, Maryland retail property and CARS Preferred Equity investment contributed approximately $0.4 million and $0.3 million, respectively, of net investment income for the quarter ended September 30, 2006 for the reasons discussed above. The Kansas City, Kansas retail property contributed to the increase in net investment income for the quarter ended September 30, 2006, primarily due to increased occupancy and lower expenses.

Back to Index

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded an aggregate net unrealized gain of $5.8 million for the nine months ended September 30, 2006, compared to an aggregate net unrealized gain of $7.0 million for the prior year period. The unrealized gain for the nine months ended September 30, 2006 was primarily due to the acquisition of the retail property in Westminster, Maryland at cost, which resulted in $5.0 million in valuation gains. In addition, unrealized gains of approximately $1.1 million and $0.1 million were recorded at the retail properties in Roswell, Georgia due to higher occupancy and continued investor demand and in Ocean City, Maryland due to strengthening market fundamentals, respectively. Partially offsetting these gains for the nine months ended September 30, 2006 were unrealized losses of approximately $0.3 million recorded at the retail properties in Kansas City, Kansas and Kansas City, Missouri due to the three properties having been sold slightly below their previously appraised values and $0.1 million recorded at the retail property in Hampton, Virginia that reflects updated market conditions.

The retail properties owned by the Partnership recorded an aggregate net unrealized gain of $0.6 million for the quarter ended September 30, 2006, compared to an aggregate net unrealized gain of $6.0 million for the prior year period. The unrealized gain for the quarter ended September 30, 2006 was primarily due to continued investor demand at the retail property in Roswell, Georgia and strengthening market fundamentals at the remaining retail property in Kansas City, Kansas. These unrealized gains were partially offset by slight unrealized losses recorded at the retail properties in Ocean City, Maryland and Westminster, Maryland.

INDUSTRIAL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Aurora, CO	$578,378	$397,619	$1,463,579	$922,495	85%	78%

Three Months Ended September 30,

Property
Aurora, CO	$199,418	$149,259	$840,782	$(73,265)

Net Investment Income

Net investment income for the Partnership’s industrial property was $0.6 million for the nine months ended September 30, 2006, an increase of approximately $0.2 million from the prior year period. Net investment income for the Partnership’s industrial property was $0.2 million for the quarter ended September 30, 2006, an increase of approximately $0.1 million from the prior year period. The increase for both the nine and three month periods ended September 30, 2006 were primarily due to higher occupancy, increased rents and reduced operating expenses, compared to the prior year periods.

Unrealized Gain/(Loss)

The industrial property owned by the Partnership recorded a net unrealized gain of approximately $1.5 million for the nine months ended September 30, 2006, compared to a net unrealized gain of $0.9 million for the prior year period. The industrial property owned by the Partnership recorded a net unrealized gain of approximately $0.8 million for the quarter ended September 30, 2006, compared to a net unrealized loss of approximately $0.1 million for the prior year period. The net unrealized gain for both the nine and three month periods ended September 30, 2006 was primarily due to continued improving market fundamentals and investor demand in the industrial sector at Aurora, Colorado.

Back to Index

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Lake Oswego, OR	$963,740	$771,163	$3,797,874	$721,839	81%	88%

Three Months Ended September 30,

Property
Lake Oswego, OR	$430,337	$384,709	$(33,119)	$48,026

Net Investment Income

Net investment income for the Partnership’s hotel property was $1.0 million for the nine months ended September 30, 2006, an increase of approximately $0.2 million from the prior year period. Net investment income for the Partnership’s hotel property was $0.4 million for the quarter ended September 30, 2006, a slight increase from the prior year period. The increase for both the nine and three month periods ended September 30, 2006 was primarily due to higher average daily rates generated at the hotel compared to the prior year periods.

Unrealized Gain/(Loss)

The hotel property owned by the Partnership recorded a net unrealized gain of $3.8 million for the nine months ended September 30, 2006, compared to a net unrealized gain of $0.7 million for the prior year period. The hotel property owned by the Partnership recorded a slight net unrealized loss for the quarter ended September 30, 2006, compared to a slight net unrealized gain for the prior year period. The net unrealized gain for the nine months ended September 30, 2006 reflects the continued strengthening of market and property fundamentals.

LAND PROPERTY

The Blue Springs, Missouri land property was sold on November 28, 2005, but certain post-closing adjustments were recognized during the nine months ended September 30, 2006, which resulted in a slight decrease to net investment income. The same land property also recorded a slight realized loss during the nine months ended September 30, 2006, which reflects a post-closing adjustment to the $0.6 million gain recognized during the fourth quarter of 2005 when the land was sold.

Other

Other net investment income increased $0.7 million for the nine months ended September 30, 2006 from the prior year period and also increased $0.1 million during the quarter ended September 30, 2006 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

Back to Index

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of September 30, 2006 and December 31, 2005.

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

Interest Rate Risk – The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 29.30% of its investment portfolio as of September 30, 2006, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at September 30, 2006:

	Maturity	Estimated Market Value (millions)	Average Interest Rate

Cash and Cash equivalents	0-3 months	$32.2	5.23%

The table below discloses the Partnership’s debt as of September 30, 2006. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands), including current portion	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value

Average Fixed Interest Rate	5.38%	5.35%	5.74%	6.75%	6.75%	6.75%	6.50%
Fixed Rate	$142	$589	$16,026	$9,275	$565	$6,191	$32,788	$32,969
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$142	$589	$16,026	$9,275	$565	$6,191	$32,788	$32,969

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f) and 15d - 15(f), during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

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

Item 4.	Submission of Matters to a Vote of Security Holders

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

Item 6.	Exhibits

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
in respect of
Pruco Life of New Jersey Variable
Contract Real Property Account
(Registrant)

Date: November 10, 2006	By:	/s/ Scott D. Kaplan

Scott D. Kaplan Chief Executive Officer