Form 10-K
period 2006-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2007-03-23
CIK 829114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 033-20018

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)

Large Accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act)  YES ☐  NO ☑

DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2007, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2006.

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT
REAL PROPERTY ACCOUNT
(Registrant)

INDEX

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall,” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or the Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes or goodwill; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) regulatory or legislative changes; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; and (16) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation to, update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to the operation of the Partnership.

PART I

Item 1.	Business

Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on October 30, 1987. The Real Property Account was established as a separate investment account of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), pursuant to New Jersey law. The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the “Contracts”) issued by Pruco Life of New Jersey.

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), Pruco Life Insurance Company (“Pruco Life”) and Pruco Life of New Jersey, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

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

Office Properties – The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 370,550 of which 79%, or 291,652 square feet, are leased between 1 and 10 years.

Apartment Complexes – The Partnership owns apartment complexes in Atlanta, Georgia and Raleigh, North Carolina, comprising a total of 490 apartment units, of which 91%, or 445 units, are leased. Leases range from month to month to one year.

Retail Property – The Partnership owns retail centers in Roswell, Georgia; Kansas City, Kansas; Ocean City, Maryland; Hampton, Virginia; and Westminster, Maryland. Total square footage owned is approximately 814,878 of which 95%, or 770,473 square feet, are leased between 1 and 30 years.

Industrial Properties – The Partnership owns an industrial property in Aurora, Colorado. Total square footage owned is approximately 277,930 of which 85%, or 234,997 square feet, are leased between 1 and 10 years.

Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2006 averaged 79.6%.

Investment in Real Estate Trust – The Partnership liquidated its entire investment in REIT shares in December 2001. The Partnership does, however, maintain a preferred equity investment in an existing private real estate investment trust, or “REIT” (See Item 7(a)).

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

MARKET CONDITIONS

Commercial property market fundamentals continued to improve steadily last year despite the dramatic slowdown in the U.S. housing market and the modest deceleration in economic growth. Healthy tenant demand and limited new supply caused vacancy rates to decline across most property types for a third consecutive year, allowing more markets to move decisively from recovery into the rent growth phase of the cycle. Although trailing one-year total returns for private real estate, as measured by the National Council of Real Estate Investment Fiduciaries’ Property Index, peaked in the first quarter, commercial real estate delivered a healthy total return of 16.6% in 2006.

Debt Market

The commercial real estate debt markets weathered the brief spike in long-term interest rates in 2006 with little disruption. Debt remained readily available for borrowers across all property types and with little differentiation in spreads by sector. Year-end origination data is not yet available. However, at the end of the third quarter, year-to-date commercial mortgage originations were about 11% higher than at the same time in 2005, according to the Mortgage Bankers Association. The public debt markets for commercial real estate also remained active last year. New issuance of commercial mortgage-backed securities surged to nearly $300 billion in 2006, a 25% rise above the record volume in 2005.

Public Real Estate Securities

Equity REITs delivered average total returns of about 35% in 2006, according to the National Association of Real Estate Investment Trusts. A private-equity-fueled surge in Mergers and Acquisitions, or “M&A” activity helped drive REIT share prices higher in 2006 as more private capital converged on the REIT market as a source of large portfolios of quality assets. More than $110 billion in real estate M&A deals were announced in 2006, including about $70 billion in privatizations of public REITs. All major property types performed well. Office REITs led all major property types with average total returns of about 45%, followed by apartment REITs, which gained nearly 40%.

Property Markets

Office: The office sector continued to attract significant investor interest in 2006. According to Real Capital Analytics, or “RCA,” office transaction volume soared to nearly $134 billion last year, an increase of about 33% over the volume in 2005 and more than 80% over 2004. Office space market fundamentals in a growing number of markets are very attractive today. According to Torto Wheaton Research, or “TWR,” the average office vacancy rate in its 56 market coverage universe fell from 13.6% at year-end 2005 to 12.6% in 4Q06, its lowest level since 2Q01.

Industrial: Investor demand for warehouse properties also remained fairly strong in 2006, despite a modest slowdown in the manufacturing sector. According to RCA, industrial transaction volume totaled nearly $39 billion in 2006, an increase of about 9% over the total in 2005. Transaction volumes declined over the second half of last year, however. Industrial space market fundamentals continued to improve in 2006. According to TWR, the average industrial vacancy rate fell about 50 bps last year to 9.4%, its lowest level since 3Q01.

Residential: The slowdown in the U.S. housing market produced mostly positive effects in the apartment market in 2006. Apartment fundamentals continued to strengthen as vacancies fell and rent concessions became less common.

However, apartment transaction volumes fell about 1% in 2006 to a little more than $87 billion, while the average unit price declined 3%. Many apartment markets recorded healthy rent growth in 2006 as concessions were eliminated and landlords regained enough pricing power to push rents higher, especially on the coasts.

Retail: Retail transaction activity continued to decline last year. In 2006, total volume was down about 12% from the peak in October 2005. Retail prices, however, have remained firm. Average retail transaction cap rates fell about 30 bps in 2006 to 6.7%, according to RCA, while average unit prices rose by 13%. Retail space market fundamentals and retailer demand have remained healthy.

Hotel: The lodging sector enjoyed one of its best years ever in 2006. According to Smith Travel Research, room demand rose 1.1% from 2005 to 2006, while supply expanded just 0.6%. Continued strong room demand pushed average occupancy rates 0.5% higher and allowed operators to increase average daily rates 7%. As a result, revenue per available room, or “RevPAR,” rose 7.5% in 2006. Luxury hotels and urban locations continued to perform well, with RevPAR growth rates of 11.7% and 9.7%, respectively.

Item 1A.	Risk Factors

These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

All real estate investments are subject to varying degrees of risk. The yields available from investments depend on the amounts of income generated and expenses incurred. If investment properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, cash flow will be adversely affected.

The revenues and value of a particular real estate investment may be adversely affected by a number of factors, including, but not limited to: the cyclical nature of the real estate market, general national economic conditions, local economic conditions, local real estate conditions, and fluctuations in operating costs, including real estate taxes and utilities. Certain significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If a property is mortgaged to secure payment of indebtedness, and if the mortgaged property is unable to produce enough revenue to cover its mortgage or other debt payments, a loss could be sustained as a result of foreclosure on the property or the exercise of other remedies by the lender. In addition, a property’s revenues and real estate value may also be affected by such factors as potential liability under applicable federal, state and local laws and regulations, which may vary widely depending upon location, including tax laws, environmental laws, Americans with Disabilities Act accessibility requirements, and rent stabilization laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Not Applicable.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of December 31, 2006 approximately 2,429 contract owners of record held investments in the Real Property Account.

Item 6.	Selected Financial Data

RESULTS OF OPERATIONS:

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000

Total Investment Income	$28,623,487	$28,644,271	$29,076,163	$27,060,494	$27,077,048	$27,480,593	$26,387,938

Net Investment Income	$11,161,728	$9,219,171	$7,799,606	$10,613,409	$10,864,043	$12,350,306	$13,638,117
Net Realized and Unrealized Gain (Loss) on Real Estate Investments	18,352,005	15,460,619	3,280,394	(6,467,364)	(8,517,663)	(2,547,749)	4,487,022

Net Increase in Net Assets Resulting From Operations	$29,513,733	$24,679,790	$11,080,000	$4,146,045	$2,346,380	$9,802,557	$18,125,139

FINANCIAL POSITION:

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000

Total Assets	$272,136,819	$246,015,115	$240,575,611	$235,627,852	$229,720,113	$234,594,652	$221,512,296

Long Term Lease Obligation	$0	$0	$0	$0	$0	$0	$0

Investment Level Debt	$32,710,488	$33,195,607	$43,773,767	$43,934,494	$35,699,108	$28,994,521	$10,092,355

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the assets of the Real Property Account, or the “Account” are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The partners in the Partnership are Prudential, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “Partners”.

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited Consolidated Financial Statements of the Account and the Partnership and the related Notes included in this filing.

(a)	Liquidity and Capital Resources

As of December 31, 2006, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $33.4 million, a decrease of approximately $12.1 million from $45.5 million at December 31, 2005. The decrease was primarily due to an additional funding for a preferred equity investment in a private real estate investment trust, or “REIT”, the acquisition of a retail property and a distribution to the Partners, as discussed below. Partially offsetting the decrease were proceeds received in connection with a loan payoff, as described below, and the cash flows from the Partnership’s operating activities of $11.9 million. Sources of liquidity included net cash flow from property operations, sales, financings and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of December 31, 2006, approximately 12.3% of the Partnership’s total assets consisted of cash and cash equivalents.

During 2006, the Partnership completed the second funding of its preferred equity investment in its existing Capital Automotive, or “CARS”, REIT for $7.3 million. CARS owns approximately 364 properties, which are leased to sixty automobile dealership operators throughout the United States. This investment is expected to pay to investors an annual preferred return of 7.5% for years one through five, 8.75% during years six and seven, and 12% for all subsequent years. In addition, the Partnership invested $14.8 million in June to acquire an 89,849 square-foot retail property located in Westminster, Maryland.

Dispositions for the year included the sale of a portfolio of three retail properties located in Kansas City, Kansas and Kansas City, Missouri resulting in net proceeds of $3.6 million after the repayment of debt.

The Partnership made distributions to its Partners totaling $6.0 million during 2006.

The Partnership issued a Leasehold Mortgage Loan to a borrower in January 2004 in connection with the redevelopment of a retail center in Westminster, Maryland. The loan was paid in full by the borrower in March 2006, resulting in proceeds of approximately $4.3 million.

The Partnership spent approximately $3.2 million on capital improvements to various existing properties during 2006. Approximately $1.3 million was associated with leasing expenses at the office property in Lisle, Illinois, approximately $0.4 million funded the renovation of an apartment complex in Atlanta, Georgia and approximately $0.5 million was spent on budgeted capital projects and leasing expenses at the industrial property in Aurora, Colorado. The remaining $1.0 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b)	Results of Operations

The following is a comparison of the Partnership’s results of operations for the periods ended December 31, 2006 and 2005.

Net Investment Income Overview

The Partnership’s net investment income for the year ended December 31, 2006 was approximately $11.2 million, an increase of $2.0 million from $9.2 million for the prior year. The office, retail, industrial and hotel sector investments posted increases of approximately $0.3 million, $1.7 million, $0.2 million and $0.2 million, respectively, from the prior year. Partially offsetting this increase was a decrease in net investment income in the apartment sector of approximately $0.9 million. In addition, the land sector posted a slight decrease in net investment income during the year ended December 31, 2006. Other net investment income (loss) decreased $0.4 million during the year ended December 31, 2006 from the prior year. The components of this net investment income are discussed below by property type sector.

Valuation Overview

The Partnership recorded an aggregate net realized gain of approximately $0.1 million for the year ended December 31, 2006, compared to an aggregate net realized gain of $6.2 million for the prior year. The Partnership recorded an aggregate net unrealized gain of approximately $18.3 million for the year ended December 31, 2006, compared to an aggregate net unrealized gain of $9.2 million for the prior year. The aggregate net realized and unrealized gain of $18.4 million for the year ended December 31, 2006 was attributable to valuation gains in all property type sectors. Partially offsetting these gains for the year ended December 31, 2006 was a slight realized loss recorded in the land sector. The components of these valuation gains and/or losses are discussed below by property type sector.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the years ended December 31, 2006 and 2005.

	Twelve Months Ended December 31,
	2006	2005

Net Investment Income:
Office properties	$3,407,082	$3,100,955
Apartment complexes	1,059,134	1,952,155
Retail properties	6,128,671	4,402,792
Industrial property	773,668	574,977
Hotel property	1,288,716	1,086,783
Land	(36,582)	—
Other (including interest income, investment mgt fee, portfolio level expenses, etc.)	(1,458,961)	(1,898,491)

Total Net Investment Income	$11,161,728	$9,219,171

Net Realized Gain (Loss) on Real Estate Investments:
Apartment Complex	70,689	4,446,010
Office Building	—	1,174,380
Land	(2,919)	598,432

Total Net Realized Gain (Loss) on Real Estate Investments	67,770	6,218,822

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	2,514,348	3,298,783
Apartment complexes	3,588,692	516,658
Retail properties	6,265,806	3,011,793
Industrial property	2,132,560	1,369,434
Hotel property	3,782,829	1,045,129

Total Net Unrealized Gain (Loss) on Real Estate Investments	18,284,235	9,241,797

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$18,352,005	$15,460,619

OFFICE PROPERTIES

				Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2006	2005	2006	2005	2006	2005

Property
Lisle, IL	$376,939	$313,356	$(644,356)	$(98,837)	38%	38%
Brentwood, TN	1,084,255	984,017	69,832	1,254,008	100%	93%
Oakbrook Terrace, IL (1)	1,323	203,313	—	1,174,380	N/A	N/A
Beaverton, OR	940,713	851,182	1,888,872	809,842	79%	78%
Brentwood, TN (2)	1,003,852	749,087	1,200,000	1,333,767	100%	100%

	$3,407,082	$3,100,955	$2,514,348	$4,473,160

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized in the year ended December 31, 2006.

(2)	Net Investment Income for the year ended December 31, 2005 reflects a partial period rent abatement that was provided to the tenant as part of the lease.

Net Investment Income

Net investment income for the Partnership’s office properties was approximately $3.4 million for the year ended December 31, 2006, an increase of approximately $0.3 million from the prior year. The increase was primarily due to (a) increased rents and lower expenses at the office property in Lisle, Illinois; (b) stabilized occupancy and increased rents at the office properties in Brentwood, Tennessee; and (c) increased rents and higher occupancy at the office property in Beaverton, Oregon. Partially offsetting this increase was the loss of income from the Oakbrook Terrace, Illinois office property that was sold on June 8, 2005.

Total Realized and Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $2.5 million during the year ended December 31, 2006, compared to an aggregate net realized and unrealized gain of $4.5 million for the prior year. The net unrealized gain of $2.5 million for the year ended December 31, 2006 was primarily due to strengthening market fundamentals and investor demand in the office sector in Beaverton, Oregon as well as improving market conditions at the office properties in Brentwood, Tennessee. Partially offsetting these unrealized gains was a net unrealized loss of approximately $0.6 million at the office property in Lisle, Illinois due to continued soft market conditions, which resulted in a decrease in market rental rates.

APARTMENT COMPLEXES

			Realized/	Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2006	2005	2006	2005	2006	2005

Property
Atlanta, GA	$505,136	$123,570	$2,507,734	$(597,672)	90%	91%
Raleigh, NC	589,289	678,498	1,080,958	1,114,329	92%	93%
Jacksonville, FL (1)	(25,126)	902,707	70,520	4,283,549	N/A	N/A
Gresham/Salem, OR (1)	(10,165)	247,380	169	162,462	N/A	N/A

	$1,059,134	$1,952,155	$3,659,381	$4,962,668

(1)	The Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively, but certain post-closing adjustments were recognized in the year ended December 31, 2006.

Net Investment Income

Net investment income for the Partnership’s apartment properties was $1.1 million for the year ended December 31, 2006, a decrease of approximately $0.9 million from the prior year. The decrease was primarily due to the loss of income on the Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties that were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively, and increased operating expenses at the apartment property in Raleigh, North Carolina. Partially offsetting the decrease was an increase in net investment income for the apartment property in Atlanta, Georgia due to increased rents, reduced operating expenses and lowered rental concessions.

Total Realized and Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded an aggregate net realized and unrealized gain of $3.7 million for the year ended December 31, 2006, compared to an aggregate net realized and unrealized gain of $5.0 million for the prior year. The aggregate net realized and unrealized gain for the year ended December 31, 2006 was primarily due to valuation gains resulting from investor demand and the strengthening of both market and property fundamentals, which included reduced rental concessions and increased rental rates, at the apartment properties in Atlanta, Georgia and Raleigh, North Carolina. In addition, the Jacksonville, Florida apartment property that was sold in November 2005 recognized realized gains of approximately $0.1 million due to the disbursement of reserved funds that were escrowed at closing for any post-closing operating adjustments.

RETAIL PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2006	2005	2006	2005	2006	2005

Property
Roswell, GA	$2,096,974	$1,767,394	$1,071,439	$1,652,340	93%	94%
Kansas City, KS; MO (1)	(34,810)	195,927	(164,205)	(5,069,318)	90%	81%
Hampton, VA	1,307,686	1,272,509	(107,277)	5,096,161	100%	100%
Ocean City, MD	746,520	871,644	79,619	1,332,610	92%	85%
Westminster, MD (2)	908,788	—	5,386,230	—	98%	N/A
Westminster, MD (3)	124,362	278,799	—	—	N/A	N/A
Westminster, MD (4)	—	(5,704)	—	—	N/A	N/A
CARS Preferred Equity (5)	979,151	22,223	—	—	N/A	N/A

	$6,128,671	$4,402,792	$6,265,806	$3,011,793

(1)	Net investment income (loss) for the year ended December 31, 2006 reflects partial period results for the three out of four Kansas City, Kansas and Kansas City, Missouri retail properties that were sold on May 15, 2006. Occupancy for the year ended December 31, 2006 reflects remaining retail property in Kansas City, Kansas.

(2)	Net investment income for the year ended December 31, 2006 reflects partial period results for the Westminster, Maryland retail property that was acquired on June 13, 2006.

(3)	Mortgage Loan Receivable (mortgage paid in full on March 3, 2006).

(4)	Classified as Other Real Estate Investment (mortgage paid in full September 13, 2004).

(5)	Net investment income for the year ended December 31, 2006 reflects partial period results for the second funding of the Partnership’s preferred equity investment, which occurred on February 14, 2006.

Net Investment Income

Net investment income for the Partnership’s retail properties was $6.1 million for the year ended December 31, 2006, an increase of approximately $1.7 million from the prior year. The increase was primarily due to (a) stabilized occupancy and increased rents at the retail center in Roswell, Georgia; (b) income received from the preferred equity investments made by the Partnership on December 16, 2005 and February 14, 2006, respectively; (c) the acquisition of a retail property in Westminster, Maryland in June 2006; and (d) increased rents at the retail property in Hampton, Virginia. Partially offsetting the increase were (a) increased operating expenses at the retail property in Ocean City, Maryland; (b) the loss of income as well as higher expenses at the retail properties in Kansas City, Kansas and Kansas City, Missouri due to the prepayment penalty of the existing mortgage on the three properties upon their respective sales in May 2006; and (c) the loss of interest income for the Mortgage Loan Receivable that was paid in full by the borrower on March 7, 2006.

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded an aggregate net unrealized gain of $6.3 million for the year ended December 31, 2006, compared to an aggregate net unrealized gain of $3.0 million for the prior year. The unrealized gain for the year ended December 31, 2006 was primarily due to the acquisition of the retail property in Westminster, Maryland at cost, which resulted in $5.4 million in valuation gains. In addition, unrealized gains of approximately $1.1 million and $0.1 million were recorded at the retail properties in Roswell, Georgia due to continued investor demand and in Ocean City, Maryland due to strengthening market fundamentals, respectively. Partially offsetting these gains for the year ended December 31, 2006 were unrealized losses of approximately $0.2 million recorded at the retail properties in Kansas City, Kansas and Kansas City, Missouri due to the three properties having been sold slightly below their previously appraised values and $0.1 million recorded at the retail property in Hampton, Virginia reflecting updated market conditions.

INDUSTRIAL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2006	2005	2006	2005	2006	2005

Property
Aurora, CO	$773,668	$574,977	$2,132,560	$1,369,434	85%	78%

Net Investment Income

Net investment income for the Partnership’s industrial property was $0.8 million for the year ended December 31, 2006, an increase of approximately $0.2 million from the prior year. The increase was primarily due to higher occupancy, increased rents and reduced operating expenses, compared to the prior year.

Unrealized Gain/(Loss)

The industrial property owned by the Partnership recorded a net unrealized gain of approximately $2.1 million for the year ended December 31, 2006, compared to a net unrealized gain of $1.4 million for the prior year. The net unrealized gain for the year ended December 31, 2006 was primarily due to continued improving market fundamentals and investor demand in the industrial sector at Aurora, Colorado.

HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2006	2005	2006	2005	2006	2005

Property
Lake Oswego, OR	$1,288,716	$1,086,783	$3,782,829	$1,045,129	80%	80%

Net Investment Income

Net investment income for the Partnership’s hotel property was $1.3 million for the year ended December 31, 2006, an increase of approximately $0.2 million from the prior year. The increase was primarily due to higher average daily rates generated at the hotel compared to the prior year.

Unrealized Gain/(Loss)

The hotel property owned by the Partnership recorded a net unrealized gain of $3.8 million for the year ended December 31, 2006, compared to a net unrealized gain of $1.0 million for the prior year. The net unrealized gain for the year ended December 31, 2006 reflects the continued strengthening of market and property fundamentals and investor demand.

LAND

The Blue Springs, Missouri land property was sold on November 28, 2005, but certain post-closing adjustments were recognized during the year ended December 31, 2006, which resulted in a slight decrease to net investment income. The same land property also recorded a slight realized loss during the year ended December 31, 2006, which reflects a post-closing adjustment to the $0.6 million gain recognized during the fourth quarter of 2005 when the land was sold.

OTHER

Other net investment income (loss) decreased $0.4 million for the year ended December 31, 2006 from the prior year period. Other net investment income (loss), which is included in Net Investment Income, includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

Valuation of Investments

Real Estate Investments — Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc., or “PIM”, which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates, or the “Appraisal Management Firm”, an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2006, and 2005.

Land and development properties held for future development is carried at acquisition cost including soft costs incurred prior to development.

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

Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 28.55% of its investment portfolio as of December 31, 2006, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at December 31, 2006:

		Estimated Market Value	Average
	Maturity	(in $ millions)	Interest Rate

Cash and Cash equivalents	0-3 months	$33.4	5.57%

The table below discloses the Partnership’s debt as of December 31, 2006. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Average Fixed Interest Rate	5.35%	5.74%	6.75%	6.75%	6.75%	6.75%	6.50%
Fixed Rate	$588	$16,090	$9,277	$565	$604	$5,586	$32,710	$32,876
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$588	$16,090	$9,277	$565	$604	$5,586	$32,710	$32,876

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC”, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

JAMES J. AVERY, JR., Vice Chairman and Director – President, Prudential Individual Life Insurance since 1998. Age 55.

HELEN M. GALT, Director (Chief Actuary effective March 20, 2007) – Senior Vice President and Company Actuary, Prudential since 2005; prior to 2005: Company Actuary, Prudential. Age 59.

BERNARD J. JACOB, Treasurer and Director – Senior Vice President and Treasurer, Prudential. Age 51.

RONALD P. JOELSON, Director – Senior Vice President, Prudential Asset, Liability and Risk Management since 1999. Age 48.

DAVID R. ODENATH, JR., Director – President, Prudential Annuities since 2003; prior to 2003: President, Prudential Investments. Age 50.

SCOTT D. KAPLAN, Chief Executive Officer, President and Director – Vice President, Finance, Prudential since 2006. Age 42.

TUCKER I. MARR, Chief Financial Officer and Chief Accounting Officer – Vice President, Financial Reporting, Prudential. Age 51.

THOMAS C. CASTANO, Chief Legal Officer and Secretary – Vice President and Corporate Counsel, Variable Products, Prudential Law Department. Age 59.

JAMES M. O’CONNOR, Senior Vice President and Actuary – Vice President, Guaranteed Products since 2001. Age 51.

SHIRLEY H. SHAO, Senior Vice President and Chief Actuary (until March 20, 2007) – Vice President and Actuary, Prudential since 1996. Age 52.

KENT D. SLUYTER, Senior Vice President – Vice President, Chief Actuary of Individual Life Insurance, Prudential since 2002. Age 47.

KENNETH S. SOLON, Senior Vice President – Vice President, Customer Service, Prudential since 1999. Age 46.

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

Item 11.	Executive Compensation

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Related Transactions in Note 10 of Notes to Financial Statements of the Partnership on page F – 23.

The Registrant is an indirect wholly-owned subsidiary of Prudential, which, in turn, is an indirect, wholly-owned subsidiary of Prudential Financial, Inc. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial, Inc. has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial, Inc. and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 8, 2007, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2006.

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

 Schedule III — Real Estate Owned: Properties

 Schedule IV — Mortgage Loans on Real Estate

 See the Index to Financial Statements and Supplementary Data on page F-1.

3.    Documents Incorporated by Reference

 See the following list of exhibits.

4.    Exhibits

 See the following list of exhibits.

(b)  None.

(c)	The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1	Amended Articles of Incorporation of Pruco Life Insurance Company of New Jersey filed as Exhibit 1.A.(6)(a) in Post Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28, 1997, and incorporated herein by reference.
3.2	Certificate of Amendment of the Articles of Incorporation of Pruco Life Insurance Company of New Jersey, filed as Exhibit (3B) in Post-Effective Amendment No. to Form S-6, Registration Statement No. 12 to Form S-1, Registration No. 33-20018, filed April 16, 1999,, and incorporated herein by reference.
3.3	Amended By-Laws of Pruco Life Insurance Company of New Jersey, filed as Exhibit 1.A.(6)(c) to Form S-6, Registration Statement No. 333-85117, filed August 13, 1999, and incorporated herein by reference.
3.4	Resolution of the Board of Directors establishing the Pruco Life of New Jersey Variable Contract Real Property Account, filed as Exhibit (3D) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.
4.1	Variable Life Insurance Contract filed as Exhibit 1.A.(5) in Post-Effective Amendment No. 24 to Form s-6, Registration Statement No. 2-81243, filed April 29, 1997, and incorporated herein by reference.
4.2	Revised Variable Appreciable Life Insurance Contract with fixed death benefit, filed as Exhibit 1.A.(5)(c) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed Apil 28,1997, and incorporated herein by reference.
4.3	Revised Variable Appreciable Life Insurance Contract with variable death benefit, filed as Exhibit 1.A.(5)(d) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28, 1997, and incorporated herein by reference.

4.4	Single Premium Variable Annuity Contract, filed as Exhibit (4C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.
4.5	Flexible Premium Variable Life Insurance Contract, filed as Exhibit (4D) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.
9.	None.
10.1	Investment Management Agreement between Prudential Investment Management, Inc. and The Prudential Variable Contract Real Property Partnership, filed in Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.
10.2	Administrative Service Agreement among PIM, Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, filed as Exhibit (10B) in Post-Effective Amendment No. 17 to Form S-1, Registration Statement No. 33-20083-01, filed April 12, 2004, and incorporated herein by reference.
10.3	Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.
11.	Not applicable.
12.	Not applicable.
16.	None.
18.	None.
22.	Not applicable.
23.	None.
24.	Powers of Attorney are filed herewith.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Accounting Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
in respect of
Pruco Life of New Jersey Variable
Contract Real Property Account
(Registrant)

Date: March 23, 2007

By:	/s/ Scott D. Kaplan Scott D. Kaplan
President and Director
(Principal Executive Officer)

Date: March 23, 2007

By:	/s/ Tucker I. Marr
Tucker I. Marr
Chief Accounting Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*James J. Avery, Jr. James J. Avery, Jr.	Director	March 23, 2007

*Helen M. Galt Helen M. Galt	Director	March 23, 2007

*Bernard J. Jacob Bernard J. Jacob	Director	March 23, 2007

*Ronald P. Joelson Ronald P. Joelson	Director	March 23, 2007

*David R. Odenath, Jr. David R. Odenath, Jr.	Director	March 23, 2007

*By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)

INDEX

Page

A.	PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-2
	Statements of Net Assets – December 31, 2006 and 2005	F-3
	Statements of Operations – Years Ended December 31, 2006, 2005, 2004	F-3
	Statements of Changes in Net Assets – Years Ended December 31, 2006, 2005, 2004	F-3
	Notes to Financial Statements	F-4
B.	THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-9
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	F-10
	Consolidated Statements of Assets and Liabilities – December 31, 2006 and 2005	F-11
	Consolidated Statements of Operations – Years Ended December 31, 2006, 2005 and 2004	F-12
	Consolidated Statements of Changes in Net Assets – Years Ended December 31, 2006, 2005 and 2004	F-13
	Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004	F-14
	Consolidated Schedule of Investments – December 31, 2006 and 2005	F-15
	Notes to Financial Statements	F-17
Financial Statement Schedules:
For the period ended December 31, 2006
	Schedule III – Real Estate Owned: Properties	F-27
	Schedule IV – Mortgage Loans on Real Estate	F-28

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Contract Owners of the
Pruco Life of New Jersey Variable Contract Real Property Account
and the Board of Directors of
Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account at December 31, 2006 and 2005, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company of New Jersey; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares at December 31, 2006 with The Prudential Variable Contract Real Property Partnership, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 20, 2007

FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
December 31, 2006 and 2005

	2006	2005

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$9,975,186	$8,924,959

Net Assets	$9,975,186	$8,924,959

NET ASSETS, representing:
Equity of contract owners	$7,511,015	$6,812,311
Equity of Pruco Life Insurance Company of New Jersey	2,464,171	2,112,648

	$9,975,186	$8,924,959

Units outstanding	3,313,818	3,374,357

Portfolio shares held	294,526	301,619
Portfolio net asset value per share	$33.87	$29.59

STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

INVESTMENT INCOME
Net investment income from Partnership operations	$485,430	$399,203	$336,966

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	40,852	36,704	34,222

NET INVESTMENT INCOME	444,578	362,499	302,744

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	794,887	399,181	66,677
Net realized gain (loss) on sale of investments in Partnership	2,947	269,283	74,741

NET GAIN (LOSS) ON INVESTMENTS	797,834	668,464	141,418

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,242,412	$1,030,963	$444,162

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

OPERATIONS
Net investment income	$444,578	$362,499	$302,744
Net change in unrealized gain (loss) on investments in Partnership	794,887	399,181	66,677
Net realized gain (loss) on sale of investments in Partnership	2,947	269,283	74,741

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	1,242,412	1,030,963	444,162

CAPITAL TRANSACTIONS
Net contribution (withdrawals) by contract owners	(226,211)	13,036	(128,598)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	34,026	(201,988)	(78,853)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(192,185)	(188,952)	(207,451)

TOTAL INCREASE (DECREASE) IN NET ASSETS	1,050,227	842,011	236,711
NET ASSETS
Beginning of period	8,924,959	8,082,948	7,846,237

End of period	$9,975,186	$8,924,959	$8,082,948

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2006

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

The accompanying financial statements are prepared in conformity with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

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

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At December 31, 2006 and 2005 the Account’s interest in the Partnership was 4.3% or 294,526 shares and 4.3% or 301,619 shares respectively.

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

Net contract owner contributions (withdrawals) for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the years ended December 31, 2006, 2005 and 2004 were as follows:

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2006

2006:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$276,168	$53,311	$0	$0	$329,479
Policy Loans:	(135,583)	(13,945)	0	(683)	(150,211)
Policy Loan Repayments and Interest:	196,678	16,870	0	791	214,339
Surrenders, Withdrawals, and Death Benefits:	(278,015)	(40,286)	(2,456)	0	(320,757)
Net Transfers To Other Subaccounts or Fixed Rate Option:	(34,125)	(7,264)	(23,223)	0	(64,612)
Administrative and Other Charges:	(197,510)	(36,128)	0	(811)	(234,449)

Net Withdrawals by Contract Owners	$(172,387)	$(27,442)	$(25,679)	$(703)	$(226,211)

2005:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$292,838	$55,247	$0	$0	$348,085
Policy Loans:	(99,753)	(19,434)	0	(655)	(119,842)
Policy Loan Repayments and Interest:	140,745	29,734	0	789	171,268
Surrenders, Withdrawals, and Death Benefits:	(138,982)	(64,806)	0	0	(203,788)
Net Transfers To Other Subaccounts or Fixed Rate Option:	17,392	4,075	27,050	0	48,517
Administrative and Other Charges:	(196,947)	(33,527)	0	(730)	(231,204)

Net Contributions (Withdrawals) by Contract Owners	$15,293	$(28,711)	$27,050	$(596)	$13,036

2004:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$310,624	$57,735	$0	$13	$368,346
Policy Loans:	(119,474)	(22,106)	0	(565)	(142,145)
Policy Loan Repayments and Interest:	122,527	7,829	0	13,970	144,326
Surrenders, Withdrawals, and Death Benefits:	(191,894)	(37,613)	(1,940)	(14,101)	(245,548)
Net Transfers To Other Subaccounts or Fixed Rate Option:	(20,098)	4,924	0	(5,000)	(20,174)
Administrative and Other Charges:	(199,446)	(33,301)	0	(656)	(233,403)

Net Withdrawals by Contract Owners	$(97,761)	$(22,532)	$(1,940)	$(6,365)	$(128,598)

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2006

Note 5:	Unit Activity

Transactions in units for the years ended December 31, 2006, 2005 and 2004 were as follows:

2006:			VAL	VLI	SPVA	SPVL

Company Contributions:	150,849	Contract Owner Contributions:	179,582	24,372	0	318
Company Redemptions:	(130,023)	Contract Owner Redemptions:	(240,611)	(33,689)	(10,732)	(605)

2005:			VAL	VLI	SPVA	SPVL

Company Contributions:	87,397	Contract Owner Contributions:	188,975	27,168	12,293	356
Company Redemptions:	(158,586)	Contract Owner Redemptions:	(182,362)	(38,560)	(1)	(635)

2004:			VAL	VLI	SPVA	SPVL

Company Contributions:	138,338	Contract Owner Contributions:	189,069	30,893	0	6,992
Company Redemptions:	(164,449)	Contract Owner Redemptions:	(231,016)	(40,269)	(920)	(10,186)

Note 6:	Purchases and Sales of Investments

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2006, 2005 and 2004 were as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Purchases:	$0	$0	$0
Sales:	$(233,036)	$(225,656)	$(241,673)

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2006

Note 7:	Financial Highlights

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

	At year ended			For year ended
	Units	Unit Value	Net Assets	Investment	Expense Ratio**	Total Return***
	(000’s)	Lowest-Highest	(000’s)	Income Ratio*	Lowest-Highest	Lowest-Highest

December 31, 2006	2,489	$2.63621 to $3.15740	$7,511	5.10%	0.35% to 1.25%	13.05% to 14.06%
December 31, 2005	2,570	$2.33181 to $2.76817	$6,812	4.64%	0.35% to 1.25%	11.76% to 12.76%
December 31, 2004	2,563	$2.08645 to $2.45484	$6,042	4.15%	0.35% to 1.25%	4.74% to 5.68%
December 31, 2003	2,618	$1.99197 to $2.32279	$5,853	5.77%	0.35% to 1.25%	0.98% to 1.89%
December 31, 2002	2,647	$1.97263 to $2.27966	$5,818	5.59%	0.35% to 1.25%	−0.03% to 0.87%

The table above reflects information for units held by contract owners. Pruco Life of New Jersey also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco Life of New Jersey held 825,050, 804,224, 875,413, 901,524 and 1,393,587 units representing $2,464,171, $2,112,648, $2,040,688, $1,993,278 and $3,036,542 of net assets as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life of New Jersey to purchase additional units in its account resulting in no impact of its net assets.

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
December 31, 2006

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

Report of Independent Registered Public Accounting Firm

To the Partners of
The Prudential Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of real estate investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 15, 2007

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Partners of
The Prudential Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated February 15, 2007 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 15, 2007

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2006	December 31, 2005

ASSETS
REAL ESTATE INVESTMENTS – At estimated market value:
Real estate and improvements (cost: 12/31/2006 – $199,124,056; 12/31/2005 – $183,767,148)	$214,444,568	$178,628,645
Real estate partnerships and preferred equity investments (cost: 12/31/2006 – $22,334,823; 12/31/2005 – $18,578,394)	17,941,039	14,348,816
Mortgage and other loans receivable (cost: 12/31/2006 – $0; 12/31/2005 – $4,277,769)	—	4,277,769
Other real estate investments (cost: 12/31/2006 – $2,857,851; 12/31/2005 – $0)	2,857,851	—

Total real estate investments	235,243,458	197,255,230
CASH AND CASH EQUIVALENTS	33,399,532	45,467,485
OTHER ASSETS, NET	3,493,829	3,292,400

Total assets	$272,136,819	$246,015,115

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$32,710,488	$33,195,607
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,091,930	2,545,052
DUE TO AFFILIATES	789,889	760,926
OTHER LIABILITIES	876,487	472,336
MINORITY INTEREST	5,751,441	3,638,343

Total liabilities	43,220,235	40,612,264

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY	228,916,584	205,402,851

Total liabilities and partners’ equity	$272,136,819	$246,015,115

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,941,631

SHARE VALUE AT END OF PERIOD	$33.87	$29.59

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

INVESTMENT INCOME:
Revenue from real estate and improvements	$25,460,860	$27,087,813	$27,810,539
Equity in income of real estate partnerships	962,208	252,618	629,190
Interest and equity income on mortgage and other loans receivable	125,510	281,134	138,296
Income from other real estate investments	219,564	—	246,764
Interest on short-term investments	1,855,345	1,022,706	251,374

Total investment income	28,623,487	28,644,271	29,076,163

INVESTMENT EXPENSES:
Operating	6,355,543	7,420,509	7,545,335
Investment management fee	3,075,176	2,845,519	2,666,103
Real estate taxes	2,069,169	2,382,626	2,687,018
Administrative	3,923,413	4,438,482	5,243,944
Interest expense	1,814,686	2,173,789	2,910,841
Minority interest	223,772	164,175	223,316

Total investment expenses	17,461,759	19,425,100	21,276,557

NET INVESTMENT INCOME	11,161,728	9,219,171	7,799,606

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	67,770	55,054,217	7,105,000
Less: Cost of real estate investments sold	—	47,015,948	7,307,410
Realization of prior years’ unrealized gain (loss) on real estate investments sold	—	(655,341)	(1,932,410)
Minority interest in realized gain (loss) on real estate investments sold	—	2,474,788	—

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	67,770	6,218,822	1,730,000

Change in unrealized gain (loss) on real estate investments	20,294,808	10,475,654	2,457,887
Less: Minority interest in unrealized gain (loss) on real estate investments	2,010,573	1,233,857	907,493

Net unrealized gain (loss) on real estate investments	18,284,235	9,241,797	1,550,394

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	18,352,005	15,460,619	3,280,394

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$29,513,733	$24,679,790	$11,080,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2006	2005	2004

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$11,161,728	$9,219,171	$7,799,606
Net gain (loss) realized on real estate investments sold	67,770	6,218,822	1,730,000
Net unrealized gain (loss) from real estate investments	18,284,235	9,241,797	1,550,394

Increase (decrease) in net assets resulting from operations	29,513,733	24,679,790	11,080,000

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals
(2006-182,671; 2005-198,677; and 2004-226,527 shares, respectively)	(6,000,000)	(6,000,000)	(6,000,000)

Increase (decrease) in net assets resulting from capital transactions	(6,000,000)	(6,000,000)	(6,000,000)

INCREASE (DECREASE) IN NET ASSETS	23,513,733	18,679,790	5,080,000
NET ASSETS – Beginning of period	205,402,851	186,723,061	181,643,061

NET ASSETS – End of period	$228,916,584	$205,402,851	$186,723,061

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$29,513,733	$24,679,790	$11,080,000
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(18,352,005)	(15,460,619)	(3,280,394)
Amortization of deferred financing costs	—	(34,620)	(108,232)
Distributions in excess of (less than) equity in income of real estate partnership operations	(87,396)	(148,668)	(209,678)
Minority interest in consolidated partnerships	223,772	164,175	223,316
Bad debt expense	(239,380)	240,176	459,103
(Increase) Decrease in accrued interest included in other real estate investments	(219,564)	—	—
(Increase) decrease in:
Other assets	37,951	2,815,778	(304,747)
Increase (decrease) in:
Accounts payable and accrued expenses	546,878	(550,954)	97,254
Due to affiliates	28,963	39,507	(296,513)
Other liabilities	404,151	(150,564)	(324,210)

Net cash flows from (used in) operating activities	11,857,103	11,594,001	7,335,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	67,770	41,676,816	7,105,000
Acquisition of real estate and improvements	(12,159,443)	—	—
Additions to real estate and improvements	(3,197,470)	(6,198,211)	(7,746,015)
Contributions to real estate partnerships	(7,289,487)	(7,142,900)	(467,875)
Return of investment in real estate partnerships	3,620,455	—	—
Origination of mortgage loan receivable	—	(2,945,709)	(1,332,060)
Collection of mortgage loan receivable	4,277,769	—	4,975,000
Origination of other real estate investments	(2,638,287)	—	(4,475,000)

Net cash flows from (used in) investing activities	(17,318,693)	25,389,996	(1,940,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(6,000,000)	(6,000,000)	(6,000,000)
Proceeds from investment level debt	—	—	8,750,000
Principal payments on investment level debt	(485,119)	(853,525)	(8,910,727)
Distributions to minority interest partners	(121,244)	(2,220,169)	(578,854)

Net cash flows from (used in) financing activities	(6,606,363)	(9,073,694)	(6,739,581)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,067,953)	27,910,303	(1,344,632)
CASH AND CASH EQUIVALENTS – Beginning of period	45,467,485	17,557,182	18,901,814

CASH AND CASH EQUIVALENTS – End of period	$33,399,532	$45,467,485	$17,557,182

Cash paid for interest	$1,806,320	$2,324,397	$2,595,651

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

				2006 Total Rentable
				Square Feet	December 31,
				Unless Otherwise	2006		2005
	December 31, 2006			Indicated		Estimated		Estimated
Property Name	Ownership	City, State		(Unaudited)	Cost	Market Value	Cost	Market Value

REAL ESTATE INVESTMENTS
OFFICES
750 Warrenville	WO	Lisle, IL		103,193	$24,517,391	$10,700,000	$23,173,035	$10,000,000
Summit @ Cornell Oaks	WO	Beaverton, OR		72,109	12,091,490	12,500,000	12,046,574	10,566,213
Westpark	WO	Nashville, TN		97,199	11,033,804	12,800,000	10,903,925	12,600,290
Financial Plaza	WO	Brentwood, TN		98,049	12,333,152	13,500,000	12,333,151	12,300,000

		Offices	% as of 12/31/06	22%	59,975,837	49,500,000	58,456,685	45,466,503
APARTMENTS
Brookwood Apartments	WO	Atlanta, GA		240 Units	18,918,016	20,100,000	18,481,376	17,155,625
Dunhill Trace Apartments	WO	Raleigh, NC		250 Units	16,287,767	20,400,000	16,170,782	19,202,057

		Apartments	% as of 12/31/06	18%	35,205,783	40,500,000	34,652,158	36,357,682
RETAIL
King’s Market	WO	Rosewell, GA		314,358	37,775,326	28,400,000	37,646,731	27,199,960
Hampton Towne Center	WO	Hampton, VA		174,540	18,042,611	26,000,000	18,035,334	26,100,000
White Marlin Mall	CJV	Ocean City, MD		186,016	15,538,779	22,900,000	15,328,836	21,500,000
Westminster Crossing East, LLC	CJV	Westminster, MD		89,890	12,358,340	17,744,568	—	—
Kansas City Portfolio	EJV	Kansas City, KS;MO		487,660	7,816,531	3,422,747	11,413,171	7,183,593
CARS Preferred Equity	PE	Various		N/A	14,518,292	14,518,292	7,165,223	7,165,223

		Retail	% as of 12/31/06	49%	106,049,879	112,985,607	89,589,295	89,148,776
INDUSTRIAL
Smith Road	WO	Aurora, CO		277,930	11,286,560	14,300,000	10,823,619	11,704,500

		Industrial	% as of 12/31/06	6%	11,286,560	14,300,000	10,823,619	11,704,500
HOTEL
Portland Crown Plaza	CJV	Portland, OR		161 Rooms	8,940,820	15,100,000	8,823,785	10,300,000

		Hotel	% as of 12/31/06	7%	8,940,820	15,100,000	8,823,785	10,300,000
MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West	Eloan	Westminster, MD			—	—	4,277,769	4,277,769

		Mortgage and Other Loans Receivable	% as of 12/31/06	0%	—	—	4,277,769	4,277,769
OTHER REAL ESTATE INVESTMENTS
Westminster East	Eloan	Westminster, MD			2,857,851	2,857,851	—	—

		Other Real Estate Investments	% as of 12/31/06	1%	2,857,851	2,857,851	—	—
Total Real Estate Investments as a Percentage of Net Assets as of 12/31/06				103%	224,316,730	235,243,458	206,623,311	197,255,230

WO – Wholly Owned Investment
CJV – Consolidated Joint Venture
EJV – Joint Venture Investment accounted for under the equity method
PE – Preferred equity investments accounted for under the equity method
Eloan – Mezzanine loan accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		December 31, 2006		December 31, 2005
			Estimated		Estimated
	Face Amount	Cost	Market Value	Cost	Market Value

CASH AND CASH EQUIVALENTS – Percentage of Net Assets			14.6%		22.1%
Federal Home Loan Bank, 1.75%, January 3, 2006	$488,000	$—	$—	$487,908	$487,908
Federal Home Loan Bank, 0 coupon bond, January 02, 2007	7,246,000	7,245,028	7,245,028	44,033,621	44,033,621
Federal Home Loan Bank, 0 coupon bond, January 25, 2007	25,000,000	24,914,167	24,914,167	—	—

Total Cash Equivalents		32,159,195	32,159,195	44,521,529	44,521,529
Cash		1,240,337	1,240,337	945,956	945,956

Total Cash and Cash Equivalents		$33,399,532	$33,399,532	$45,467,485	$45,467,485

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

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

PREItm is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc. (“PFI”). PREItm provides investment advisory services to the Partnership’s partners pursuant to the terms of the Advisory Agreement as described in Note 10.

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
For Years Ended December 31, 2006, 2005, and 2004

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

Land and development properties held for future development is carried at acquisition cost including soft costs incurred prior to development.

The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications or those achieve a certain level of leasing. Where conditions precedent to funding have been met by its development partners, and the Partnership’s commitment to fund is firm, the amount of any unrealized gain or loss is recognized based upon the difference between the estimated investment’s market value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of December 31, 2006 and 2005, no such funding obligation existed.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 2:	Summary of Significant Accounting Policies (continued)

and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2006 and 2005.

D:	Other Real Estate Investments – Other real estate investments include short term notes receivable, which are valued at the amount due and approximate market value.

E:	Cash and Cash Equivalents – Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at market value.

F:	Other Assets – Cash of $167,311 and $156,268 was maintained by the wholly owned and consolidated properties at December 31, 2006 and 2005, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $211,058 and $51,162 at December 31, 2006 and 2005, respectively.

G:	Investment Level Debt – Investment level debt is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

H:	Deferred Financing Costs – Included in Other Assets are deferred financing costs amounting to $309,894 and $246,495 which are net of accumulated amortization of $80,227 and $80,227 as of December 31, 2006 and 2005, respectively, and which are being amortized over the term of the related obligation.

I:	Revenue Recognition – Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense.

J:	Equity in Income of Real Estate Partnership – Equity in income from real estate partnership operations represents the Partnership’s share of the current year’s partnership income as provided for under the terms of the partnership agreements. As is the case with wholly owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

K:	Federal Income Taxes – The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

L:	New Accounting Pronouncements – FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 2:    Summary of Significant Accounting Policies (continued)

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

Cash paid for interest during the years ended December 31, 2006, 2005, and 2004, was $1,806,320, $2,324,397, and $2,595,651, respectively.

During the fourth quarter of 2005, a minority interest partner bought out the Account’s investment in a consolidated real estate partnership resulting in net proceeds of $15.9 million. This transaction resulted in the assumption of a mortgage loan by the partner of approximately $10.0 million and a reduction of the partner’s minority interest of $3.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 4:	Real Estate Partnership and Preferred Equity Investments

Real estate partnerships and preferred equity investments are valued at the Partnership’s equity in net assets as reflected by the partnership’s financial statements with properties valued as indicated in Note 2C above. The Partnership’s combined financial position and results of operations are summarized as follows (in 000’s):

	December 31,
	2006	2005

Partnership Assets and Liabilities
Real estate at estimated market value	$22,018	$34,365
Other assets	453	1,384

Total assets	22,471	35,749

Investment level debt	2,978	18,272
Other liabilities	253	551

Total liabilities	3,231	18,823

Net assets	$19,240	$16,926

Partnership’s share of net assets	$17,941	$14,349

	Year Ended December 31,
	2006	2005	2004

Partnership Operations
Rental revenue	$3,364	$4,115	$3,125
Other revenue	—	—	1,710

Total revenue	3,364	4,115	4,835

Real estate expenses and taxes	1,017	2,326	2,481
Interest Expense	1,396	1,477	1,500

Total Expenses	2,413	3,803	3,981

Net Investment Income	$951	$312	$854

Partnership’s equity in income of real estate partnerships	$962	$253	$629

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 5:	Investment Level Debt

Debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/06		As of 12/31/05	As of 12/31/06
		(Unaudited)
		Partnership’s
	100% Principal	Share of	100% Principal
	Balance	Principal Balance	Balance	Interest	Maturity
	Outstanding	Outstanding (1)	Outstanding	Rate (2)	Date	Terms (3)

Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$8,239	$8,239	$8,671	6.75%	2018	PP, P&I
Ocean City, MD	6,973	5,181	7,026	7.24%	2008	PP, P&I
Raleigh, NC	8,750	8,750	8,750	3.09%	2008	PP, I
Atlanta, GA	8,748	8,748	8,749	4.90%	2009	PP, P&I

Total	$32,710	$30,918	$33,196

Mortgages on Equity Partnerships
Kansas City, MO – Cherokee Hill	$2,978	$2,156	$3,032	7.79%	2007	PP, P&I
Kansas City, MO – Ten Quivira	—	—	6,575
Kansas City, MO – Ten Quivira Parcel	—	—	946
Kansas City, KS – Devonshire	—	—	2,108
Kansas City, MO – Brywood Center	—	—	5,611

Total	$2,978	$2,156	$18,272

(1)	Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2006. It does not represent the Partnership’s legal obligation.

(2)	The Partnership’s weighted average interest rate was 6.14% at December 31, 2006 and 2005. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.

(3)	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

As of December 31, 2006, mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)

2007	$588
2008	16,090
2009	9,277
2010	565
2011	604
Thereafter	5,586

Total	$32,710

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated market value of $89.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 5:	Investment Level Debt (continued)

As of December 31, 2006, principal amounts of mortgage loans payable on the equity partnerships are payable as follows:

		(Unaudited)
	100% Loan Balance	Partnership’s Share
Year Ending December 31,	(in 000’s)	(in 000’s)

2007	$2,978	$2,156

Total	$2,978	$2,156

Based on borrowing rates available to the Partnership at December 31, 2006 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $33 million, and a carrying value of $33 million. The Partnership’s mortgage loan payable on the equity partnership has an estimated fair value of approximately $3 million and a carrying value of $3 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

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

As of December 31, 2006, the Partnership had the following outstanding purchase commitments:

Commitments
Property Type	(000’s)

Apartments	$20,805

Total	$20,805

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 7:	Concentration of Risk on Real Estate Investments

At December 31, 2006, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated market values and established NCREIF regions is as follows:

	Estimated
	Market Value
Region	(in 000’s)	Region %

East North Central	$13,093	5.57%
Mideast	92,987	39.53%
Mountain	16,036	6.82%
Northeast	299	0.13%
Pacific	28,801	12.24%
Southeast	77,200	32.82%
Southwest	3,365	1.43%
West North Central	3,462	1.47%

Total	$235,243	100.00%

The allocations on the previous page are based on (1) 100% of the estimated market value of wholly-owned properties and consolidated joint ventures and mortgage and other loans receivable, and (2) the estimated market value of the Partnership’s net equity in non-consolidated ventures.

Note 8:	Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2007 to 2025. At December 31, 2006, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)

2007	$14,159
2008	13,132
2009	10,225
2010	8,750
2011	6,479
Thereafter	26,014

Total	$78,759

Note 9:	Commitments and Contingencies

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners’ net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2006, the cost basis of Prudential’s equity interest in the Partnership under this commitment (held through the Real Property Accounts) was $44.2 million. Prudential terminated this commitment on December 31, 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 9:	Commitments and Contingencies (continued)

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 10:	Other Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2006, 2005 and 2004 management fees incurred by the Partnership were $3.1 million, $2.8 million, and $2.7 million, for each of the years, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2006, 2005 and 2004 were $146,930; $123,630; and $141,130, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2006, 2005 and 2004, the Partnership made the following distributions to the Partners:

Year Ended December 31,	(000’s)

2006	$6,000
2005	$6,000
2004	$6,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2006, 2005, and 2004

Note 11:  Financial Highlights

	For the Year Ended December 31,
	2006	2005	2004	2003	2002

Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$29.59	$26.15	$24.66	$24.11	$23.82
Income From Investment Operations:
Investment income, before management fee	2.07	1.67	1.44	1.71	1.63
Investment Management fee	(0.45)	(0.40)	(0.36)	(0.33)	(0.30)
Net realized and unrealized gain (loss) on investments	2.66	2.17	0.41	(0.83)	(1.04)

Net Increase in Net Assets Resulting from Operations	4.28	3.44	1.49	0.55	0.29

Net Asset Value, end of period	$33.87	$29.59	$26.15	$24.66	$24.11

Total Return, before Management Fee(a):	16.03%	14.76%	7.61%	3.63%	2.52%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$229	$205	$187	$182	$184
Ratios to average net assets(b):
Total Portfolio Level Expenses	1.51%	1.46%	1.43%	1.35%	1.28%
Investment Income before Management Fee	6.58%	4.89%	5.76%	7.12%	6.85%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

                    Net Investment Income + Net Realized and Unrealized Gains/(Losses)
                    Beg. Net Asset Value + Time Weighted Contributions – Time Weighted Distributions

(b) Average net assets are based on beginning of quarter net assets.

Note 12:	Subsequent Events

On February 7, 2007, the Partnership sold Smith Road, a wholly owned property, to an unrelated party for a cash selling price of $15,000,000 and realized net proceeds of $14,649,241 after selling costs. The sale resulted in a gain of $349,110.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
SCHEDULE III – REAL ESTATE OWNED: PROPERTIES
DECEMBER 31, 2006

				Costs		Gross Amount at Which
		Initial Costs to the Partnership		Capitalized		Carried at Close of Year
	Encumbrances		Building &	Subsequent to			Building &		Year of	Date
Description	at 12/31/06	Land	Improvements	Acquisition		Land	Improvements	Total	Construction	Acquired

Properties:

Office Building Lisle, IL	None	1,780,000	15,743,881	6,993,510		1,949,206	22,568,185	24,517,391	1985	Apr., 1988

Garden Apartments Atlanta, GA	8,748,000	3,631,212	11,168,904	4,117,900	(b)	4,902,385	14,015,631	18,918,016	1987	Apr., 1988

Retail Shopping Center Roswell, GA	None	9,454,622	21,513,677	6,807,027		11,135,593	26,639,733	37,775,326	1988	Jan., 1989

Garden Apartments Raleigh, NC	8,750,000	1,623,146	14,135,553	529,068		1,715,699	14,572,068	16,287,767	1995	Jun., 1995

Hotel Portland, OR	—	1,500,000	6,508,729	932,091		1,500,000	7,440,820	8,940,820	1989	Dec., 2003

Office Building Nashville, TN	None	1,797,000	6,588,451	2,648,353		1,855,339	9,178,465	11,033,804	1982	Oct., 1995

Office Building Beaverton, OR	None	816,415	9,897,307	1,377,768		845,887	11,245,603	12,091,490	1995	Dec., 1996

Industrial Building Aurora, CO	None	1,338,175	7,202,411	2,745,974		1,415,159	9,871,401	11,286,560	1997	Sep., 1997

Office Complex Brentwood, TN	None	2,425,000	7,063,755	2,844,397		2,463,601	9,869,551	12,333,152	1987	Oct., 1997

Retail Shopping Center Hampton, VA	8,239,566	2,339,100	12,767,956	2,935,555		4,839,418	13,203,193	18,042,611	1998	May, 2001

Retail Shopping Center Westminster, MD	—	3,031,735	9,326,605	(0)		3,031,735	9,326,605	12,358,340	2005	June, 2006

Retail Shopping Center Ocean City, MD	6,972,922	1,517,099	8,495,039	5,526,641		1,517,099	14,021,680	15,538,779	1986	Nov., 2002

	32,710,488	31,253,504	130,412,268	37,458,284		37,171,121	161,952,935	199,124,056

		2006	2005	2004

(a)	Balance at beginning of year	183,767,148	224,584,885	223,943,870
	Additions:
	Acquisitions	12,358,340	—	—
	Improvements, etc.	2,998,568	6,187,973	7,502,358
	Conversions from JV to WO			—
	Deletions:

	Sale	—	(47,005,710)	(6,861,343)

	Balance at end of year	199,124,056	183,767,148	224,584,885

(b)	Net of $1,000,000 settlement received from lawsuit.

MORTGAGE LOAN RECEIVABLE
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2006

Principal amount
of Loans
						Face		Subject to
				Periodic		Amount	Carrying Amount	Delinquent
	Interest	Final Maturity		payment	Prior	of	of	Principal or
Description	Rate	Date		Terms	Liens	Mortgages	Mortgages	Interest

Loans Receivables:
Westminster, MD	10.00%	3/3/2006	*	I only	—	—	—	—

					—	—	—	—

	2006	2005

Balance at beginning of year	4,277,769	1,332,060

Additions during the period:

New Mortgage loans

Other – drawdown on loan		2,752,035

Other – accrued interest		493,674

Deductions during the period:

Cost of real estate sold Foreclosures

Cost of mortgages sold	(4,277,769)

Amortization of premium

Other – accrued interest payment		(300,000)

Balance at end of year	—	4,277,769

*	I is Interest Only