Form 10-Q
period 2007-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2007-05-11
CIK 829114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)
INDEX

Forward-Looking Statement Disclosure
Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumption we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) regulatory or legislative changes; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; and (16) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation to, update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of certain risks relating to the operation of the Partnership.

FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
March 31, 2007 and December 31, 2006

	March 31, 2007
	(unaudited)	December 31, 2006
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$10,191,413	$9,975,186

Net Assets	$10,191,413	$9,975,186

NET ASSETS, representing:
Equity of contract owners	$7,672,279	$7,511,015
Equity of Pruco Life Insurance Company of New Jersey	2,519,134	2,464,171

	$10,191,413	$9,975,186

Units outstanding	3,318,633	3,313,818

Portfolio shares held	294,526	294,526
Portfolio net asset value per share	$34.60	$33.87
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006

	1/1/2007-3/31/2007	1/1/2006-3/31/2006
	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$117,149	$117,380

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	10,804	9,814

NET INVESTMENT INCOME	106,345	107,566

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments from Partnership	83,865	287,365
Net realized gain (loss) on sale of investments from Partnership	15,213	(127)

NET GAIN (LOSS) ON INVESTMENTS	99,078	287,238

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$205,423	$394,804

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2007 and 2006

	1/1/2007-3/31/2007	1/1/2006-3/31/2006
	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$106,345	$107,566
Net change in unrealized gain (loss) on investments in Partnership	83,865	287,365
Net realized gain (loss) on sale of investments in Partnership	15,213	(127)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	205,423	394,804

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	8,935	(71,283)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	1,869	81,097

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	10,804	9,814

TOTAL INCREASE (DECREASE) IN NET ASSETS	216,227	404,618

NET ASSETS
Beginning of period	9,975,186	8,924,959

End of period	$10,191,413	$9,329,577

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
March 31, 2007
(Unaudited)
Note 1: General
Pruco Life of New Jersey Variable Contract Real Property Account (the “Account”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), which is an indirect wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), a wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life of New Jersey’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).
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
The interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
In September 2006, the staff of the U.S. Securities and Exchange Commission, or “SEC”, issued Staff Accounting Bulletin, or “SAB”, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB must be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Account’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Account.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.
B. Investment in Partnership Interest
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At March 31, 2007 and December 31, 2006 the Account’s interest in the Partnership was 4.3% or 294,526 shares.

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
C. Cost of Insurance and Other Related Charges
Contract owner contributions are subject to certain deductions prior to being invested in the Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges, not to exceed 5% for VAL and 9% for VLI, which are deducted in order to compensate Pruco Life of New Jersey for the cost of selling the contract and (3) transaction costs, applicable to VAL, which are deducted from each premium payment to cover premium collection and processing costs. Contracts are subject to charges on each basic premium for assuming a guaranteed minimum death benefit risk. This charge compensates Prudential for the risk that an insured may die at a time when the death benefit exceeds the benefit that would have been payable in the absence of a minimum guarantee. These charges are assessed through the redemption of units.
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
Note 5: Net Contributions (Withdrawals) by Contract Owners
Net contract owner contributions (withdrawals) for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the three months ended March 31, 2007 and 2006, were as follows:

	Three months ended
	March 31,
	(Unaudited)
	2007	2006
VAL	$17,970	$(41,721)
VLI	(1,759)	(11,950)
SPVA	0	(17,223)
SPVL	(7,276)	(389)

TOTAL	$8,935	$(71,283)

Note 6: Partnership Distributions
As of March 31, 2007, the Partnership had made no current year distributions. For the year ended December 31, 2006, the Partnership made distributions of $6 million. The Account’s share of these distributions was $0.2 million.
Note 7: Unit Information
Outstanding units and unit values at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Units Outstanding:	3,318,633	3,313,818
Unit Value:	2.68498 to 3.22309	2.63621 to 3.15740
Note 8: Financial Highlights
The range of total return for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended
	March 31,
	(Unaudited)
	2006	2007
Total Return	1.85% to 2.08%	4.21% to 4.44%

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2007
	(Unaudited)	December 31, 2006
ASSETS

REAL ESTATE INVESTMENTS – At estimated market value:
Real estate and improvements (cost: 3/31/2007 - $188,136,622; 12/31/2006 - $199,124,056)	$202,461,712	$214,444,568
Real estate partnerships and preferred equity investments (cost: 3/31/2007 - $22,339,907; 12/31/2006 - $22,334,823)	17,977,922	17,941,039
Other real estate investments (cost: 3/31/2007 - $2,950,191; 12/31/2006 - $2,857,851)	2,950,191	2,857,851

Total real estate investments	223,389,825	235,243,458

CASH AND CASH EQUIVALENTS	50,136,851	33,399,532

OTHER ASSETS, NET	3,137,362	3,493,829

Total assets	$276,664,038	$272,136,819

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT	$32,565,578	$32,710,488

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,614,096	3,091,930

DUE TO AFFILIATES	837,447	789,889

OTHER LIABILITIES	877,228	876,487

MINORITY INTEREST	5,890,980	5,751,441

Total liabilities	$42,785,329	$43,220,235

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY	233,878,709	228,916,584

Total liabilities and partners’ equity	$276,664,038	$272,136,819

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

SHARE VALUE AT END OF PERIOD	$34.60	$33.87

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
INVESTMENT INCOME:
Revenue from real estate and improvements	$6,488,231	$5,858,589
Equity in income of real estate partnerships	299,380	391,255
Interest and equity income on mortgage and other loans receivable	—	125,510
Income from other real estate investments	92,340	—
Interest on short-term investments	531,674	463,767

Total investment income	7,411,625	6,839,121

INVESTMENT EXPENSES:
Operating	1,723,979	1,485,963
Investment management fee	810,632	739,816
Real estate taxes	511,886	526,103
Administrative	984,469	932,771
Interest expense	677,921	448,686
Minority interest	14,343	4,340

Total investment expenses	4,723,230	4,137,679

NET INVESTMENT INCOME	2,688,395	2,701,442

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	14,649,241	(2,919)
Less: Cost of real estate investments sold	11,286,691	—
Realization of prior years’ unrealized gain (loss) on real estate investments sold	3,013,440	—

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	349,110	(2,919)

Change in unrealized gain (loss) on real estate investments	2,049,817	8,066,106
Less: Minority interest in unrealized gain (loss) on real estate investments	125,197	1,452,555

Net unrealized gain (loss) on real estate investments	1,924,620	6,613,551

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	2,273,730	6,610,632

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,962,125	$9,312,074

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$2,688,395	$2,701,442
Net gain (loss) realized on real estate investments sold	349,110	(2,919)
Net unrealized gain (loss) from real estate investments	1,924,620	6,613,551

Increase (decrease) in net assets resulting from operations	4,962,125	9,312,074

NET ASSETS — Beginning of period	228,916,584	205,402,851

NET ASSETS — End of period	$233,878,709	$214,714,925

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$4,962,125	$9,312,074
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(2,273,730)	(6,610,632)
Amortization of deferred financing costs	238,710	—
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	(5,084)	(267,543)
Minority interest in consolidated partnerships	14,343	4,340
Bad debt expense	281	52,358
(Increase) Decrease in accrued interest included in other real estate investments	(92,340)	—
(Increase) decrease in:
Other assets	117,476	388,460
Increase (decrease) in:
Accounts payable and accrued expenses	(477,834)	(160,061)
Due to affiliates	47,558	(7,702)
Other liabilities	741	135,024

Net cash flows from (used in) operating activities	2,532,246	2,846,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	14,649,241	(2,919)
Additions to real estate and improvements	(299,258)	(162,701)
Contributions to real estate partnerships	—	(7,289,487)
Collection of mortgage loan receivable	—	4,277,769

Net cash flows from (used in) investing activities	14,349,983	(3,177,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(144,910)	(135,450)

Net cash flows from (used in) financing activities	(144,910)	(135,450)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,737,319	(466,470)

CASH AND CASH EQUIVALENTS — Beginning of period	33,399,532	45,467,485

CASH AND CASH EQUIVALENTS — End of period	$50,136,851	$45,001,015

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$724,038	$438,372

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			March 31, 2007
			Total Rentable
			Square Feet	March 31, 2007
			Unless Otherwise	(Unaudited)		December 31, 2006
	March 31, 2007		Indicated		Estimated Market		Estimated Market
Property Name	Ownership	City, State	(Unaudited)	Cost	Value	Cost	Value
OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$24,522,399	$11,500,000	$24,517,391	$10,700,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,178,134	12,500,000	12,091,490	12,500,000
Westpark	WO	Nashville, TN	97,199	11,033,804	12,800,000	11,033,804	12,800,000
Financial Plaza	WO	Brentwood, TN	98,049	12,333,151	13,200,000	12,333,152	13,500,000

		Offices % as of 3/31/2007	21%	60,067,488	50,000,000	59,975,837	49,500,000

APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	19,058,781	20,100,000	18,918,016	20,100,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,290,082	20,400,000	16,287,767	20,400,000

		Apartments % as of 3/31/2007	17%	35,348,863	40,500,000	35,205,783	40,500,000

RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,784,070	30,000,000	37,775,326	28,400,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,042,611	26,100,000	18,042,611	26,000,000
White Marlin Mall	CJV	Ocean City, MD	186,016	15,556,300	22,900,000	15,538,779	22,900,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	7,902,515	3,540,530	7,816,531	3,422,747
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	12,388,625	17,861,712	12,358,340	17,744,568
CARS Preferred Equity	PE	Various	N/A	14,437,392	14,437,392	14,518,292	14,518,292

		Retail % as of 3/31/2007	49%	106,111,513	114,839,634	106,049,879	112,985,607

INDUSTRIAL
Smith Road	WO	Aurora, CO	277,930	—	—	11,286,560	14,300,000

		Industrial % as of 3/31/2007	0%	—	—	11,286,560	14,300,000

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	8,948,665	15,100,000	8,940,820	15,100,000

		Hotel % as of 3/31/2007	6%	8,948,665	15,100,000	8,940,820	15,100,000

OTHER REAL ESTATE INVESTMENTS
Westminster East	Eloan	Westminster, MD		2,950,191	2,950,191	2,857,851	2,857,851

		Other Real Estate Investments % as of 3/31/2007	1%	2,950,191	2,950,191	2,857,851	2,857,851

Total Real Estate Investments as a Percentage of Net Assets as of 3/31/2007			96%	$213,426,720	$223,389,825	$224,316,730	$235,243,458

WO — Wholly Owned Investment
CJV — Consolidated Joint Venture
EJV — Joint Venture Investment accounted for under the equity method
PE — Preferred equity investments accounted for under the equity method
Eloan — Mezzanine loan accounted for under the equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		March 31, 2007
		(Unaudited)		December 31, 2006
			Estimated		Estimated
	Face Amount	Cost	Market Value	Cost	Market Value
CASH AND CASH EQUIVALENTS — Percentage of Net Assets			21.4%		14.6%
Federal Home Loan Bank, 0 coupon bond, April 2, 2007	$9,258,740	$9,258,740	$9,258,740	$7,245,028	$7,245,028
Federal Home Loan Bank, 0 coupon bond, April 13, 2007	39,931,167	39,931,167	39,931,167	24,914,167	24,914,167

Total Cash Equivalents		49,189,907	49,189,907	32,159,195	32,159,195

Cash		946,944	946,944	1,240,337	1,240,337

Total Cash and Cash Equivalents		$50,136,851	$50,136,851	$33,399,532	$33,399,532

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2007 and 2006
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements
The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2006.
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
In September 2006, the staff of the U.S. Securities and Exchange Commission, or “SEC”, issued Staff Accounting Bulletin, or “SAB”, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB must be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Partnership’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Partnership.
The Partnership adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 as of January 1, 2007. This interpretation prescribes a comprehensive model for how a partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the partnership has taken or expects to take on a tax return. The adoption of FIN 48 has no effect to the financial position and result of operations of the Partnership.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Partnership plans to adopt this guidance effective January 1, 2008. The Partnership is currently assessing the impact of SFAS No. 157 on the Partnership’s consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides partnerships with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership plans to adopt this guidance effective January 1, 2008. The Partnership is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2007 and 2006
(Unaudited)
Note 2: Related Party Transactions
Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”), which is an indirect wholly-owned subsidiary of Prudential Financial Inc., charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2007 and 2006 investment management fees incurred by the Partnership were $810,632 and $739,816, respectively.
The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2007 and 2006 were $29,041 and $36,732, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.
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
As of March 31, 2007, the Partnership had the following outstanding purchase commitments:

Commitments
Property Type	(000’s)
Other	$20,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2007 and 2006
(Unaudited)
Note 4: Financial Highlights

	For The Three Months Ended March 31,
	2007	2006	2005	2004	2003
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$33.87	$29.59	$26.15	$24.66	$24.11
Income From Investment Operations:
Investment income, before management fee	0.52	0.50	0.36	0.35	0.39
Investment Management fee	(0.12)	(0.11)	(0.09)	(0.09)	(0.08)
Net realized and unrealized gain (loss) on investments	0.33	0.95	0.36	(0.08)	(0.49)

Net Increase in Net Assets Resulting from Operations	0.73	1.34	0.63	0.18	(0.18)

Net Asset Value, end of period	$34.60	$30.93	$26.78	$24.84	$23.93

Total Return, before Management Fee (a):	2.53%	4.89%	2.79%	1.10%	(.45%)
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$234	$215	$191	$183	$183
Ratios to average net assets (b):
Total Portfolio Level Expenses	0.38%	0.36%	0.36%	0.35%	0.31%
Investment Income before Management Fee	1.53%	1.68%	1.43%	1.41%	1.60%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions — Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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
(a) Liquidity and Capital Resources
As of March 31, 2007, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $50.1 million, an increase of approximately $16.7 million from $33.4 million at December 31, 2006. The increase was primarily due to the disposition of the Partnership’s industrial property in Aurora, Colorado, as described below, and the cash flows from the Partnership’s operating activities of approximately $2.5 million. Sources of liquidity included net cash flow from property operations, sales, financings and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2007, approximately 18.1% of the Partnership’s total assets consisted of cash and cash equivalents.
Dispositions for the three months ended March 31, 2007 included the sale of the Partnership’s industrial property located in Aurora, Colorado that resulted in net proceeds of approximately $14.6 million to the Account.
During the three months ended March 31, 2007, the Partnership spent approximately $0.3 million on capital improvements to various existing properties. Approximately $0.1 million was associated with leasing expenses at the office property in Beaverton, Oregon and approximately $0.1 million funded the renovation of an apartment complex in Atlanta, Georgia. The remaining $0.1 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the three-month periods ended March 31, 2007, and 2006.
Net Investment Income Overview
The Partnership’s net investment income for the quarter ended March 31, 2007 was approximately $2.7 million, unchanged from the prior year period. The retail sector investments posted an increase of approximately $0.2 million from the prior year period. Offsetting this increase was a decrease in net investment income in the apartment and industrial sector investments of approximately $0.1 million and $0.1 million, respectively, from the prior year period. Other net investment income remained unchanged for the quarter ended March 31, 2007, from the prior year period. The components of this net investment income are discussed below by property type.
Valuation Overview
The Partnership recorded an aggregate net realized gain of approximately $0.3 million for the quarter ended March 31, 2007, compared to a slight aggregate net realized loss for the prior year period. The net realized gain of approximately $0.3 million was attributable to the industrial sector investment.
The Partnership recorded an aggregate net unrealized gain of approximately $1.9 million for the quarter ended March 31, 2007, compared to an aggregate net unrealized gain of $6.6 million for the prior year period. The aggregate net unrealized gain for the quarter ended March 31, 2007 was attributable to valuation gains in the office and retail sector investments. Partially offsetting these gains was a net unrealized loss of approximately $0.1 million recorded in the apartment sector investments. In addition the hotel sector investment recorded a slight unrealized loss for the quarter ended March 31, 2007. The components of these valuation gains and/or losses are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the three-month periods ended March 31, 2007, and 2006.

	Three Months Ended March 31,
	2007	2006
Net Investment Income:

Office properties	$852,515	$823,847
Apartment properties	141,603	261,496
Retail properties	1,666,350	1,484,989
Industrial property	113,561	195,933
Hotel property	255,673	278,301
Land	—	(43,508)
Other (including interest income, investment mgt fee, etc.)	(341,307)	(299,616)

Total Net Investment Income	$2,688,395	$2,701,442

Net Realized Gain (Loss) on Real Estate Investments:

Land	$—	$(2,919)
Industrial property	349,110	—

Total Net Realized Gain (Loss) on Real Estate Investments	349,110	(2,919)

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	408,348	2,122,136
Apartment properties	(143,081)	(72,246)
Retail properties	1,665,629	18,996
Industrial property	—	743,833
Hotel property	(6,276)	3,800,832

Total Net Unrealized Gain (Loss) on Real Estate Investments	1,924,620	6,613,551

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$2,273,730	$6,610,632

OFFICE PROPERTIES

	Net	Net
	Investment	Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2007	2006	2007	2006	2007	2006

Property
Lisle, IL	$70,201	$98,403	$794,992	$600,000	61%	38%
Brentwood, TN	273,828	227,999	—	(110,907)	100%	93%
Oakbrook Terrace, IL (1)	—	1,323	—	—	N/A	N/A
Beaverton, OR	245,475	229,068	(86,644)	1,133,043	89%	78%
Brentwood, TN	263,011	267,054	(300,000)	500,000	100%	100%

	$852,515	$823,847	$408,348	$2,122,136

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized during the quarter ended March 31, 2006.
Net Investment Income
Net investment income for the Partnership’s office properties was approximately $0.9 million for the quarter ended March 31, 2007, relatively unchanged from the prior year period.
Unrealized Gain/(Loss)
The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.4 million during the quarter ended March 31, 2007, compared to an aggregate net unrealized gain of $2.1 million for the prior year period. The net unrealized gain of $0.4 million for the quarter ended March 31, 2007 was primarily due to continued improving market conditions and increased occupancy at the office property in Lisle, Illinois. Partially offsetting this unrealized gain were net unrealized losses of approximately $0.1 million recorded at the office property in Beaverton, Oregon due to capital expenses including tenant improvements and leasing commissions expended in connection with recent leasing efforts and $0.3 million recorded at the office property in Brentwood, Tennessee due to weakening property fundamentals.

APARTMENT PROPERTIES

	Net	Net
	Investment	Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2007	2006	2007	2006	2007	2006

Property
Atlanta, GA	$42,310	$114,338	$(140,765)	$(70,189)	86%	91%
Raleigh, NC	81,951	147,158	(2,316)	(2,057)	95%	93%
Jacksonville, FL (1)	17,342	—	—	—	N/A	N/A

	$141,603	$261,496	$(143,081)	$(72,246)

(1)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the quarter ended March 31, 2007.
Net Investment Income
Net investment income for the Partnership’s apartment properties was $0.1 million for the quarter ended March 31, 2007, a decrease of approximately $0.1 million from the prior year period. The decrease in net investment income was primarily due to decreased occupancy at the apartment property in Atlanta, Georgia and increased operating expenses at the apartment property in Raleigh, North Carolina.
Unrealized Gain/(Loss)
The apartment properties owned by the Partnership recorded an aggregate net unrealized loss of approximately $0.1 million for the quarter ended March 31, 2007, compared to an aggregate net unrealized loss of approximately $0.1 million for the prior year period. The aggregate net unrealized loss for the quarter ended March 31, 2007 was primarily due to capital expenditures for property improvements at the apartment properties in Atlanta, Georgia and Raleigh, North Carolina that did not translate into valuation gains.

RETAIL PROPERTIES

	Net	Net
	Investment	Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2007	2006	2007	2006	2007	2006

Property
Roswell, GA	$535,481	$531,549	$1,591,257	$674,414	88%	94%
Kansas City, KS; MO (1)	85,986	196,561	31,798	(55,660)	76%	81%
Hampton, VA	320,717	318,723	100,000	(100,000)	100%	100%
Ocean City, MD	146,560	126,501	(144,286)	(499,758)	79%	84%
Westminster, MD (2)	364,212	—	86,860	—	100%	N/A
Westminster, MD (3)	—	124,362	—	—	N/A	N/A
CARS Preferred Equity (4)	213,394	187,293	—	—	N/A	N/A

	$1,666,350	$1,484,989	$1,665,629	$18,996

(1)	Net investment income (loss) and occupancy for the quarter ended March 31, 2007 reflects results for the remaining retail property in Kansas City, Kansas. Net investment income for the quarter ended March 31, 2006 reflects results for all four retail properties located in Kansas City, Kansas and Kansas City, Missouri, prior to the sale of three out of the four centers on May 15, 2006.

(2)	The Westminster, Maryland retail property was acquired on June 13, 2006.

(3)	Mortgage Loan Receivable (mortgage paid in full on March 3, 2006).

(4)	Net investment income for the quarter ended March 31, 2006 reflects partial period results for the second funding of the Partnership’s preferred equity investment, which occurred on February 14, 2006.
Net Investment Income
Net investment income for the Partnership’s retail properties was approximately $1.7 million for the quarter ended March 31, 2007, an increase of approximately $0.2 million from the prior year period. The increase was mainly due to the additional net investment income received from the Westminster, Maryland retail property that was acquired on June 13, 2006. Partially offsetting this net investment income for the quarter were the loss of rents at the three out of four Kansas City, Kansas and Kansas City, Missouri retail properties that were sold on May 15, 2006 and interest income for the Westminster, Maryland mortgage loan receivable received for the prior year period.
Unrealized Gain/(Loss)
The retail properties owned by the Partnership recorded an aggregate net unrealized gain of $1.7 million for the quarter ended March 31, 2007, compared to a slight net unrealized gain for the prior year period. The unrealized gain for the quarter ended March 31, 2007 was primarily due to continued investor demand at the retail properties in Roswell, Georgia and Hampton, Virginia and strengthening property fundamentals at the remaining retail property in Kansas City, Kansas and Westminster, Maryland. These unrealized gains were partially offset by an unrealized loss of approximately $0.1 million recorded at the retail property in Ocean City, Maryland due to weakening property fundamentals.

INDUSTRIAL PROPERTY

	Net	Net
	Investment	Investment	Realized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2007	2006	2007	2006	2007	2006

Property
Aurora, CO (1)	$113,561	$195,933	$349,110	$743,833	N/A	78%

(1)	Net investment income for the quarter ended March 31, 2007 reflects partial period results for the Aurora, Colorado industrial property that was sold on February 7, 2007.
Net Investment Income
Net investment income for the Partnership’s industrial property was $0.1 million for the quarter ended March 31, 2007, a decrease of approximately $0.1 million from the prior year period. The decrease was primarily due to the loss of rent at the property as a result of the sale on February 7, 2007.
Total Realized and Unrealized Gain/(Loss)
The industrial property owned by the Partnership recorded a net realized gain of approximately $0.3 million for the quarter ended March 31, 2007, compared to a net unrealized gain of approximately $0.7 million for the prior year period. The net realized gain for the quarter ended March 31, 2007 was due to the sale at a price above market value.
HOTEL PROPERTY

	Net	Net
	Investment	Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
March 31,	2007	2006	2007	2006	2007	2006

Property
Lake Oswego, OR	$255,673	$278,301	$(6,276)	$3,800,832	68%	72%
Net Investment Income
Net investment income for the Partnership’s hotel property was $0.3 million for the quarter ended March 31, 2007, unchanged from the prior year period.
Unrealized Gain/(Loss)
The hotel property owned by the Partnership recorded a slight unrealized loss for the quarter ended March 31, 2007, compared to a net unrealized gain of $3.8 million for the prior year period.

Other
Other net investment income remained unchanged for the quarter ended March 31, 2007 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.
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
Valuation of Investments
Real Estate Investments – Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, or “PIM”, which is an indirect wholly-owned subsidiary of Prudential Financial, Inc., is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates, or the “Appraisal Management Firm”, an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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
As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of March 31, 2007, and 2006.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk – The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 35.36% of its investment portfolio as of March 31, 2007, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at March 31, 2007:

		Estimated Market Value	Weighted Average
	Maturity	(millions)	Interest Rate

Cash and Cash equivalents	0-3 months	$50.1	5.57%
     The table below discloses the Partnership’s debt as of March 31, 2007. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Weighted Average Fixed Interest Rate	5.35%	5.74%	6.75%	6.75%	6.75%	6.75%	6.41%
Fixed Rate	$444	$16,090	$9,277	$565	$604	$5,586	$32,566	$32,738
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$444	$16,090	$9,277	$565	$604	$5,586	$32,566	$32,738

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of March 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described under “—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements”, above, and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
in respect of
Pruco Life of New Jersey Variable
Contract Real Property Account
(Registrant)

Date: May 11, 2007	By:	/s/ Scott D. Kaplan
Scott D. Kaplan
President and Director (Principal Executive Officer)