Form 10-Q
period 2007-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2007-08-10
CIK 829114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
(Registrant)
INDEX

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumption we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; and (15) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation to, update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of certain risks relating to the operation of the Partnership.

FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
June 30, 2007 and December 31, 2006

	June 30, 2007
	(unaudited)	December 31, 2006
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$10,505,456	$9,975,186

Net Assets	$10,505,456	$9,975,186

NET ASSETS, representing:
Equity of contract owners	$7,841,987	$7,511,015
Equity of Pruco Life Insurance Company of New Jersey	2,663,469	2,464,171

	$10,505,456	$9,975,186

Units outstanding	3,323,470	3,313,818

Portfolio shares held	294,526	294,526
Portfolio net asset value per share	$35.67	$33.87
STATEMENTS OF OPERATIONS
For the six and three months ended June 30, 2007 and 2006

	1/1/2007-6/30/2007	1/1/2006-6/30/2006	4/1/2007-6/30/2007	4/1/2006-6/30/2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$248,252	$218,337	$131,103	$100,957

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	21,831	19,912	11,027	10,098

NET INVESTMENT INCOME	226,421	198,425	120,076	90,859

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	248,915	557,647	165,051	270,282
Net realized gain (loss) on sale of investments in Partnership	33,103	2,945	17,890	3,072

NET GAIN (LOSS) ON INVESTMENTS	282,018	560,592	182,941	273,354

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$508,439	$759,017	$303,017	$364,213

STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended June 30, 2007 and 2006

	1/1/2007-6/30/2007	1/1/2006-6/30/2006	4/1/2007-6/30/2007	4/1/2006-6/30/2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$226,421	$198,425	$120,076	90,859
Net change in unrealized gain (loss) on investments in Partnership	248,915	557,647	165,051	270,282
Net realized gain (loss) on sale of investments in Partnership	33,103	2,945	17,890	3,072

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	508,439	759,017	303,017	364,213

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(45,660)	(145,464)	(54,595)	(74,181)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	67,491	165,376	65,622	84,279

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	21,831	19,912	11,027	10,098

TOTAL INCREASE (DECREASE) IN NET ASSETS	530,270	778,929	314,044	374,311

NET ASSETS
Beginning of period	9,975,186	8,924,959	10,191,413	9,329,577

End of period	$10,505,456	$9,703,888	$10,505,457	$9,703,888

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2007
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
The interim financial data as of June 30, 2007 and for the six and three months ended June 30, 2007 and 2006 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
In September 2006, the staff of the U.S. Securities and Exchange Commission, or “SEC”, issued Staff Accounting Bulletin, or “SAB”, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB must be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Account’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect on the financial position and result of operations of the Account.
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

B. Investment in Partnership Interest
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At June 30, 2007 and December 31, 2006 the Account’s interest in the Partnership was 4.3% or 294,526 shares.
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
Note 5: Net Withdrawals by Contract Owners
Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the six months ended June 30, 2007 and 2006, were as follows:

	Six months ended
	June 30,
	(Unaudited)
	2007	2006
VAL	$(30,243)	$(104,301)
VLI	(8,126)	(17,540)
SPVA	0	(23,223)
SPVL	(7,291)	(400)

TOTAL	$(45,660)	$(145,464)

Note 6: Partnership Distributions
As of June 30, 2007, the Partnership had made no current year distributions. For the year ended December 31, 2006, the Partnership made distributions of $6 million. The Account’s share of these distributions was $0.2 million.
Note 7: Unit Information
Outstanding units and unit values at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Units Outstanding:	3,323,470	3,313,818
Unit Value:	2.75925 to 3.31948	2.63621 to 3.15740
Note 8: Financial Highlights
The range of total return for the six months ended June 30, 2007 and 2006 was as follows:

	Six months ended
	June 30,
	(Unaudited)
	2007	2006
Total Return	4.67% to 5.13%	8.06% to 8.54%

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2007
	(Unaudited)	December 31, 2006
ASSETS

REAL ESTATE INVESTMENTS — At estimated market value:
Real estate and improvements (cost: 6/30/2007 - $211,585,975; 12/31/2006 - $199,124,056)	$229,961,712	$214,444,568
Real estate partnerships and preferred equity investments (cost: 6/30/2007 - $14,709,462; 12/31/2006 - $22,334,823)	14,709,462	17,941,039
Other real estate investments (cost: 6/30/2007 - $3,043,557; 12/31/2006 - $2,857,851)	3,043,557	2,857,851

Total real estate investments	247,714,731	235,243,458

CASH AND CASH EQUIVALENTS	35,078,576	33,399,532

OTHER ASSETS, NET	2,742,731	3,493,829

Total assets	$285,536,038	$272,136,819

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT	$32,420,942	$32,710,488

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	4,234,041	3,091,930

DUE TO AFFILIATES	845,219	789,889

OTHER LIABILITIES	809,956	876,487

MINORITY INTEREST	6,140,312	5,751,441

Total liabilities	$44,450,470	$43,220,235

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY	241,085,568	228,916,584

Total liabilities and partners’ equity	$285,536,038	$272,136,819

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

SHARE VALUE AT END OF PERIOD	$35.67	$33.87

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
INVESTMENT INCOME:
Revenue from real estate and improvements	$13,207,476	$12,045,917	$6,719,243	$6,187,328
Equity in income of real estate partnerships	627,648	332,579	328,268	(58,674)
Interest and equity income on mortgage and other loans receivable	—	125,510	—	—
Income from other real estate investments	185,706	30,780	93,366	30,780
Interest on short-term investments	953,257	994,626	421,582	530,859

Total investment income	14,974,087	13,529,412	7,562,459	6,690,293

INVESTMENT EXPENSES:
Operating	3,382,865	3,020,289	1,658,885	1,534,329
Investment management fee	1,640,443	1,505,088	829,811	765,271
Real estate taxes	1,054,609	1,063,409	542,724	537,306
Administrative	2,037,531	1,898,730	1,053,062	965,959
Interest expense	1,129,113	925,269	451,192	476,583
Minority interest	32,487	91,726	18,144	87,386

Total investment expenses	9,277,048	8,504,511	4,553,818	4,366,834

NET INVESTMENT INCOME	5,697,039	5,024,901	3,008,641	2,323,459

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	18,353,122	67,770	3,703,880	70,689
Less: Cost of real estate investments sold	18,973,800	—	7,687,109	—
Realization of prior periods’ unrealized gain (loss) on real estate investments sold	(1,380,344)	—	(4,361,986)	—

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	759,666	67,770	378,757	70,689

Change in unrealized gain (loss) on real estate investments	6,068,665	14,970,820	4,050,646	6,904,718
Less: Minority interest in unrealized gain (loss) on real estate investments	356,386	2,136,875	231,189	684,323

Net unrealized gain (loss) on real estate investments	5,712,279	12,833,945	3,819,457	6,220,395

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	6,471,945	12,901,715	4,198,214	6,291,084

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,168,984	$17,926,616	$7,206,855	$8,614,543

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$5,697,039	$5,024,901
Net gain (loss) realized on real estate investments sold	759,666	67,770
Net unrealized gain (loss) from real estate investments	5,712,279	12,833,945

Increase (decrease) in net assets resulting from operations	12,168,984	17,926,616

NET ASSETS — Beginning of period	228,916,584	205,402,851

NET ASSETS — End of period	$241,085,568	$223,329,467

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$12,168,984	$17,926,616
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(6,471,945)	(12,901,715)
Amortization of deferred financing costs	250,414	—
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	(60,056)	—
Minority interest in consolidated partnerships	32,487	91,726
Bad debt expense	60,927	109,288
(Increase) decrease in accrued interest included in other real estate investments	(185,706)	(30,780)
(Increase) decrease in:
Other assets	439,757	(590,722)
Increase (decrease) in:
Accounts payable and accrued expenses	1,142,111	137,784
Due to affiliates	55,330	17,753
Other liabilities	(66,531)	124,453

Net cash flows from (used in) operating activities	7,365,772	4,884,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	18,353,122	67,770
Acquisition of real estate and improvements	(22,706,166)	(11,868,343)
Additions to real estate and improvements	(1,044,138)	(459,630)
Contributions to real estate partnerships	—	(7,289,487)
Return of investment in real estate partnerships	—	3,620,455
Collection of mortgage loan receivable	—	4,277,769
Origination of other real estate investments	—	(2,638,287)

Net cash flows from (used in) investing activities	(5,397,182)	(14,289,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(289,546)	(270,416)

Net cash flows from (used in) financing activities	(289,546)	(270,416)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,679,044	(9,675,766)

CASH AND CASH EQUIVALENTS — Beginning of period	33,399,532	45,467,485

CASH AND CASH EQUIVALENTS — End of period	$35,078,576	$35,791,719

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$878,699	$865,536

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			June 30, 2007
			Total Rentable
			Square Feet	June 30, 2007
			Unless Otherwise	(Unaudited)		December 31, 2006
	June 30, 2007		Indicated		Estimated Market		Estimated Market
Property Name	Ownership	City, State	(Unaudited)	Cost	Value	Cost	Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$24,528,965	$11,500,000	$24,517,391	$10,700,000
Summit@Cornell Oaks	WO	Beaverton, OR	72,109	12,348,341	13,000,000	12,091,490	12,500,000
Westpark	WO	Nashville, TN	97,199	11,203,261	12,800,000	11,033,804	128,000,000
Financial Plaza	WO	Brentwood, TN	98,049	12,356,996	13,200,000	12,333,152	13,500,000

		Offices % as of 6/30/2007	21%	60,437,563	50,500,000	59,975,837	49,500,000

APARTMENTS
Brookwood	WO	Atlanta, GA	240 Units	19,174,898	202,000,000	18,918,016	20,100,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,294,869	19,600,000	16,287,767	20,400,000
Broadstone Crossing	WO	Austin, TX	255 Units	22,706,166	23,100,000	—	—

		Apartments % as of 6/30/2007	27%	58,175,933	65,900,000	35,205,783	40,500,000

RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,837,929	30,000,000	37,755,326	28,400,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,046,331	26,100,000	18,042,611	26,000,000
White Marlin Mall	CJV	Ocean City, MD	186,016	15,742,511	23,000,000	15,538,799	22,900,000
Kansas City Portfolio	EJV	kansas City, KS; MO	487,660	293,027	293,027	7,816,531	3,422,747
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	12,393,585	18,061,712	12,358,340	17,744,568
CARS Preferred Equity	PE	Various	N/A	14,416,435	14,416,435	14,518,292	14,518,292

		Retail % as of 6/30/2007	46%	98,729,818	111,871,174	106,049,879	112,985,607

INDUSTRIAL
Smith Road	WO	Aurora, CO	277,930	—	—	11,286,560	14,300,000

		Industrial % as of 6/30/2007	0%	—	—	11,286,560	14,300,000

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	8,952,123	16,400,000	8,940,820	15,100,000

		Hotel % as of 6/30/2007	7%	8,952,123	16,400,000	8,940,820	15,100,000

OTHER REAL ESTATE INVESTMENTS
Westminster East	Eloan	Westminster, MD		3,043,557	3,043,557	2,857,851	2,857,851

		Other Real Estate Investments % as of 6/30/2007	1%	3,043,557	3,043,557	2,857,851	2,857,851

Total Real Estate Investments as a percentage of net Assets as of 6/30/2007			103%	$229,338,994	$247,714,731	$224,316,730	$235,243,458

WO- Wholly Owned Investment
CJV- Consolidated Joint Venture
EJV- Joint Venture Investment accounted for under the equity method
PE- Preferred equity investments accounted for under equity method
Eloan- mezzanine loan accounted for under equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		June 30, 2007
		(Unaudited)		December 31, 2006
			Estimated		Estimated
	Face Amount	Cost	Market Value	Cost	Market Value
CASH AND CASH EQUIVALENTS — Percentage of Net Assets			14.6%		14.6%

Federal Home Loan Bank, zero coupon bond, July 2, 2007	$10,582,589	$10,582,589	$10,582,589	$7,245,028	$7,245,028
Federal Home Loan Bank, zero coupon bond, July 18, 2007	22,944,044	22,944,044	22,944,044	24,914,167	24,914,167

Total Cash Equivalents		33,526,633	33,526,633	32,159,195	32,159,195

Cash		1,551,943	1,551,943	1,240,337	1,240,337

Total Cash and Cash Equivalents		$35,078,576	$35,078,576	$33,399,532	$33,399,532

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2007 and 2006
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements
The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the year ended December 31, 2006.
Real estate investments are reported at their estimated fair market values.
FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (“the Audit Guide”). In June 2007, the AICPA released the Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies and as a result, the FASB amended FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is within the scope of the Audit Guide, therefore, FIN46-R is not applicable.
In September 2006, the staff of the U.S. Securities and Exchange Commission, or “SEC”, issued Staff Accounting Bulletin, or “SAB”, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB must be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Partnership’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 had no effect on the financial position and result of operations of the Partnership.
The Partnership adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 as of January 1, 2007. This interpretation prescribes a comprehensive model for how a partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the partnership has taken or expects to take on a tax return. The adoption of FIN 48 had no effect on the financial position and result of operations of the Partnership.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2007 and 2006
(Unaudited)
Note 1: Summary of Significant Accounting Policies and Pronouncements (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership plans to adopt this guidance effective January 1, 2008. The Partnership is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.
Note 2: Related Party Transactions
Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”), charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2007 and 2006 investment management fees incurred by the Partnership were $1,640,443 and $1,505,088, respectively. For the three months ended June 30, 2007 and 2006 investment management fees incurred by the Partnership were $829,811 and $765,271, respectively.
The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2007 and 2006 were $58,082 and $73,465, respectively, and are classified as administrative expense in the Consolidated Statements of Operations. The amounts incurred for the three months ended June 30, 2007 and 2006 were $29,041 and $36,753, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.
Note 3: Commitments and Contingencies
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a material effect on the Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2007 and 2006
(Unaudited)
Note 4: Financial Highlights

	For The Six Months Ended June 30,
	2007	2006	2005	2004	2003
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$33.87	$29.59	$26.15	$24.66	$24.11
Income From Investment Operations:
Investment income, before management fee	1.08	0.94	0.78	0.67	0.79
Investment Management fee	(0.24)	(0.22)	(0.19)	(0.17)	(0.16)
Net realized and unrealized gain (loss) on investments	0.96	1.86	0.76	0.39	(0.57)

Net Increase in Net Assets Resulting from Operations	1.80	2.58	1.35	0.89	0.06

Net Asset Value, end of period	$35.67	$32.17	$27.50	$25.55	$24.17

Total Return, before Management Fee (a):	6.05%	9.49%	5.90%	4.37%	0.88%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$241	$223	$196	$188	$185
Ratios to average net assets (b):
Total Portfolio Level Expenses	0.77%	0.73%	0.73%	0.70%	0.65%
Investment Income before Management Fee	3.19%	3.13%	2.96%	2.71%	3.27%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions — Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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
(a) Liquidity and Capital Resources
As of June 30, 2007, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $35.1 million, an increase of approximately $1.7 million from $33.4 million at December 31, 2006. The increase was primarily due to the disposition of the Partnership’s industrial property in Aurora, Colorado and retail property in Kansas City, Kansas, as described below, and the cash flows from the Partnership’s operating activities of approximately $7.4 million. Partially offsetting the increase was the acquisition of an apartment property, as discussed below. Sources of liquidity included net cash flow from property operations, sales and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2007, approximately 12.3% of the Partnership’s total assets consisted of cash and cash equivalents.
Dispositions for the six months ended June 30, 2007 included the sale of the Partnership’s industrial property located in Aurora, Colorado that resulted in net proceeds of approximately $14.6 million to the Account. In addition, the Partnership sold a retail center in Kansas City, Kansas, which resulted in net proceeds of $3.7 million after the repayment of debt.
Acquisition for the six months ended June 30, 2007 included the purchase of the Partnership’s apartment property located in Austin, Texas. In May, the Partnership invested $22.7 million to acquire a 225 unit garden apartment property located in Austin, Texas.
During the six months ended June 30, 2007, the Partnership spent approximately $1.0 million on capital improvements to various existing properties. Approximately $0.2 million was associated with leasing expenses at the office property in Beaverton, Oregon, approximately $0.3 million funded the renovation of an apartment property in Atlanta, Georgia, approximately $0.2 million was associated with capital improvements at the office properties in Brentwood, Tennessee and approximately $0.2 million was associated with leasing expenses at the retail property in Ocean City, Maryland. The remaining $0.1 million was associated with minor capital improvements and transaction costs related to leasing expenses of various other properties.
(b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the six and three-month periods ended June 30, 2007, and 2006.
Net Investment Income Overview
The Partnership’s net investment income for the six months ended June 30, 2007 was approximately $5.7 million, an increase of $0.7 million from the prior year period. The office, apartment and retail sector investments posted increases of approximately $0.2 million, $0.1 million and $0.8 million, respectively, from the prior year period. Offsetting this increase was a decrease in net investment income in the industrial sector investment of approximately $0.4 million from the prior year period. In addition, other net investment income decreased approximately $0.1 million from the prior year period. The components of this net investment income are discussed below by property type.

The Partnership’s net investment income for the quarter ended June 30, 2007 was approximately $3.0 million, an increase of $0.7 million from the prior year period. The office, apartment and retail sector investments posted increases of $0.2 million, $0.2 million and $0.6 million, respectively, from the prior year period. Offsetting this increase was a decrease in net investment income in the industrial sector investment of approximately $0.3 million. In addition, other net investment income remained unchanged for the quarter ended June 30, 2007, from the prior year period. The components of this net investment income are discussed below by property type.
Valuation Overview
The Partnership recorded an aggregate net realized gain of approximately $0.8 million for the six months ended June 30, 2007, compared to a $0.1 million aggregate net realized gain for the prior year period. The aggregate net realized gain of approximately $0.8 million for the six months ended June 30, 2007 was attributable to the retail and industrial sector investments. The partnership recorded an aggregate net realized gain of approximately $0.4 million for the quarter ended June 30, 2007, compared to a $0.1 million aggregate net realized gain for the prior year period. The aggregate net realized gain of $ 0.4 million for the quarter ended June 30, 2007 was attributable to the retail sector investments as a result of the sale of the Partnership’s Kansas City, Kansas retail property on June 29, 2007. The components of these valuation gains and/or losses are discussed below by property type.
The Partnership recorded an aggregate net unrealized gain of approximately $5.7 million for the six months ended June 30, 2007, compared to an aggregate net unrealized gain of $12.8 million for the prior year period. The Partnership recorded an aggregate net unrealized gain of approximately $3.8 million for the quarter ended June 30, 2007, compared to an aggregate net unrealized gain of $6.2 million for the prior year period. The aggregate net unrealized gain for the six months and quarter ended June 30, 2007 was attributable to valuation gains in the office, apartment, retail and hotel sector investments. The components of these valuation gains and/or losses are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the six and three-month periods ended June 30, 2007, and 2006.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net Investment Income:

Office properties	$1,846,551	$1,651,536	$994,036	$827,689
Apartment properties	638,357	542,468	496,754	280,972
Retail properties	3,452,296	2,647,330	1,785,949	1,162,341
Industrial property	15,959	378,960	(97,602)	183,027
Hotel property	526,401	533,403	270,729	255,102
Land	—	(43,508)	—	—
Other (including interest income, investment mgt fee, etc.)	(782,525)	(685,288)	(441,225)	(385,672)

Total Net Investment Income	$5,697,039	$5,024,901	$3,008,641	$2,323,459

Net Realized Gain (Loss) on Real Estate Investments:

Apartment properties	—	70,689	—	70,689
Retail properties	413,834	—	382,035	—
Land	—	(2,919)	—	—
Industrial property	345,832	—	(3,278)	—

Total Net Realized Gain (Loss) on Real Estate Investments	759,666	67,770	378,757	70,689

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	538,273	2,187,729	129,925	65,593
Apartment properties	2,429,850	1,005,664	2,572,930	1,077,910
Retail properties	1,713,199	5,186,762	79,368	5,167,766
Industrial property	—	622,797	—	(121,036)
Hotel property	1,030,957	3,830,993	1,037,234	30,162

Total Net Unrealized Gain (Loss) on Real Estate Investments	5,712,279	12,833,945	3,819,457	6,220,395

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$6,471,945	$12,901,715	$4,198,214	$6,291,084

OFFICE PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
Six Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
June 30,	2007	2006	2007	2006	2007	2006

Property
Lisle, IL	$218,442	$186,570	$788,426	$600,000	61%	38%
Brentwood, TN	554,533	489,855	(169,458)	(132,371)	100%	100%
Oakbrook Terrace, IL (1)	—	1,323	—	—	N/A	N/A
Beaverton, OR	513,915	466,066	243,150	1,120,100	89%	76%
Brentwood, TN	559,661	507,722	(323,845)	600,000	100%	100%

	$1,846,551	$1,651,536	$538,273	$2,187,729

	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
June 30,	2007	2006	2007	2006

Property
Lisle, IL	$148,241	$88,167	$(6,566)	$—
Brentwood, TN	280,705	261,856	(169,458)	(21,464)
Beaverton, OR	268,440	236,998	329,794	(12,943)
Brentwood, TN	296,650	240,668	(23,845)	100,000

	$994,036	$827,689	$129,925	$65,593

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized during the six months ended June 30, 2006.
Net Investment Income
Net investment income for the Partnership’s office properties was approximately $1.8 million for the six months ended June 30, 2007, an increase of $0.2 million from the prior year period. Net investment income for the Partnership’s office properties was approximately $1.0 million for the quarter ended June 30, 2007, an increase of $0.2 million from the prior year period. The increase for both the six and three month periods ended June 30, 2007 was primarily due to increased occupancy at the properties in Lisle, Illinois and Beaverton, Oregon and increased rents at the properties in Brentwood, Tennessee.
Unrealized Gain/(Loss)
The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.5 million for the six months ended June 30, 2007, compared to an aggregate net unrealized gain of $2.2 million for the prior year period. The net unrealized gain of $0.5 million for the six months ended June 30, 2007 was primarily due to continued improving market conditions and increased occupancy at the properties in Lisle, Illinois and Beaverton, Oregon. Partially offsetting these unrealized gains were a net unrealized loss of approximately $0.2 million at the property in Brentwood, Tennessee due to capital improvements, and a net unrealized loss of approximately $0.3 million recorded at the office property in Brentwood, Tennessee due to weakening property fundamentals.
The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.1 million during the quarter ended June 30, 2007, compared to an aggregate net unrealized gain of $0.1 million for the prior year period. The net unrealized gain of $0.1 million for the quarter ended June 30, 2007 was primarily due to continued improving market conditions at the property in Beaverton, Oregon. Partially offsetting these unrealized gains were unrealized losses recorded at the properties in Brentwood, Tennessee and Lisle, Illinois due to capital improvements.

APARTMENT PROPERTIES

				Realized /
	Net Investment	Net Investment	Unrealized	Unrealized
Six Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
June 30,	2007	2006	2007	2006	2007	2006

Property
Atlanta, GA	$154,369	$236,936	$(156,882)	$307,721	95%	90%
Raleigh, NC	250,994	315,532	(807,102)	697,943	92%	91%
Gresham/Salem, OR (1)	—	(10,000)	—	169	N/A	N/A
Jacksonville, FL (2)	17,342	—	—	70,520	N/A	N/A
Austin, TX (3)	215,652	—	3,393,834	—	94%	N/A

	$638,357	$542,468	$2,429,850	$1,076,353

				Realized /
	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
June 30,	2007	2006	2007	2006

Property
Atlanta, GA	$112,059	$122,598	$(16,117)	$377,910
Raleigh, NC	169,043	168,374	(804,787)	700,000
Gresham/Salem, OR (1)	—	(10,000)	—	169
Jacksonville, FL (2)	—	—	—	70,520
Austin, TX (3)	215,652	—	3,393,834	—

	$496,754	$280,972	$2,572,930	$1,148,599

(1)	The Gresham, Oregon and Salem, Oregon apartment properties were sold on August 10, 2005 and March 10, 2005, respectively, but certain post-closing adjustments were recognized during the six and three month periods ended June 30, 2006.

(2)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the six months ended June 30, 2007.

(3)	Net investment income for the six and three month periods ended June 30, 2007 reflects partial period results for the Austin, Texas apartment property that was acquired on May 8, 2007.
Net Investment Income
Net investment income for the Partnership’s apartment properties was approximately $0.6 million for the six months ended June 30, 2007, an increase of approximately $0.1 million from the prior year period. The increase in net investment income for the six month period ended June 30, 2007 was primarily due to the acquisition of the apartment property in Austin, Texas. Partially offsetting this increase in net investment income were increased operating expenses at the apartment properties in Raleigh, North Carolina and Atlanta, Georgia.
Net investment income for the Partnership’s apartment properties was approximately $0.5 million for the quarter ended June 30, 2007, an increase of approximately $0.2 million from the prior year period. The increase in net investment income for the three month period ended June 30, 2007 was primarily due to the acquisition of the apartment property in Austin, Texas. Partially offsetting this increase in net investment income were increased operating expenses at the apartment property in Atlanta, Georgia.
Total Realized and Unrealized Gain/Loss
The apartment properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $2.4 million for the six months ended June 30, 2007, compared to an aggregate net realized and unrealized gain of approximately $1.1 million for the prior year period. The apartment properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $2.6 million for the quarter ended June 30, 2007, compared to an aggregate net realized and unrealized gain of $1.1 million for the prior year period. The aggregate net unrealized gain for both the six and three month periods ended June 30, 2007 was primarily due to the acquisition of the apartment property in Austin, Texas at cost, which resulted in $3.4 million in valuation gains. Partially offsetting the aggregate net unrealized gain for both the six and three month periods ended June 30, 2007 were (a) unfavorable market conditions at the apartment property in Raleigh, North Carolina; and (b) capital improvements at the apartment property in Atlanta, Georgia that did not result in valuation gains.

RETAIL PROPERTIES

			Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
Six Months Ended	Income/(Loss)	Income/(Loss)	Gain/Loss	Gain/(Loss)	Occupancy	Occupancy
June 30,	2007	2006	2007	2006	2007	2006

Property
Roswell, GA	$1,051,609	$1,039,049	$1,537,398	$614,547	89%	95%
Kansas City, KS; MO (1)	161,913	(113,990)	413,834	(463,628)	N/A	91%
Hampton, VA	651,539	651,700	96,280	(105,132)	100%	100%
Ocean City, MD	382,326	401,899	(202,378)	151,010	77%	84%
Westminster, MD (2)	739,639	105,140	281,899	4,989,965	100%	98%
Westminster, MD (3)	—	124,362	—	—	N/A	N/A
CARS Preferred Equity (4)	465,270	439,170	—	—	N/A	N/A

	$3,452,296	$2,647,330	$2,127,033	$5,186,762

			Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
June 30,	2007	2006	2007	2006

Property
Roswell, GA	$516,128	$507,500	$(53,859)	$(59,867)
Kansas City, KS; MO (1)	75,927	(310,551)	382,035	(407,968)
Hampton, VA	330,824	332,977	(3,720)	(5,132)
Ocean City, MD	235,767	275,398	(58,092)	650,768
Westminster, MD (2)	375,427	105,140	195,039	4,989,965
Westminster, MD (3)	—	—	—	—
CARS Preferred Equity (4)	251,876	251,877	—	—

	$1,785,949	$1,162,341	$461,403	$5,167,766

(1)	Net investment income (loss) for the six and three month periods ended June 30, 2007 reflects partial period results for the remaining retail property in Kansas City, Kansas that was sold on June 29, 2007. Net investment income for the six and three month periods ended June 30, 2006 reflects results for all four retail properties located in Kansas City, Kansas and Kansas City, Missouri, prior to the sale of three out of the four centers on May 15, 2006.

(2)	The Westminster, Maryland retail property was acquired on June 13, 2006.

(3)	Mortgage Loan Receivable (mortgage paid in full on March 3, 2006).

(4)	Net investment income for the six and three months ended June 30, 2006 reflects partial period results for the second funding of the Partnership’s preferred equity investment, which occurred on February 14, 2006.
Net Investment Income
Net investment income for the Partnership’s retail properties was approximately $3.5 million for the six months ended June 30, 2007, a net increase of $0.8 million from the prior year period. Net investment income for the Partnership’s retail properties was approximately $1.8 million for the quarter ended June 30, 2007, an increase of $0.6 million from the prior year period. The increase in net investment income for both the six and three month periods ended June 30, 2007 was primarily due to the additional net investment income generated by the Westminster, Maryland retail property that was acquired on June 13, 2006 and reduced expenses at the Kansas City, Kansas retail property.

Total Realized and Unrealized Gain/(Loss)
The retail properties owned by the Partnership recorded an aggregate net realized and unrealized gain of $2.1 million for the six months ended June 30, 2007, compared to a net unrealized gain of $5.2 million for the prior year period. The net unrealized gain for the six months ended June 30, 2007 was primarily due to continued investor demand at the retail properties in Roswell, Georgia and Westminster, Maryland. In addition, the Kansas City, Kansas retail property that was sold on June 29, 2007 recognized realized gains of approximately $0.4 million. These realized and unrealized gains were partially offset by an unrealized loss of approximately $0.2 million recorded at the retail property in Ocean City, Maryland due to capital expenses including tenant improvements and leasing commissions expanded in connection with recent leasing efforts.
The retail properties owned by the Partnership recorded an aggregate net realized and unrealized gain of $0.5 million for the quarter ended June 30, 2007, compared to an aggregate net unrealized gain of $5.2 million the prior year period. The unrealized gain for the quarter ended June 30, 2007 was primarily due to the sale of the Kansas City, Kansas retail property, as discussed above, and strengthening property fundamentals at the Westminster, Maryland retail property. These unrealized gains were partially offset by unrealized losses of approximately $0.1 million recorded at the retail properties in Roswell, Georgia and Ocean City, Maryland due to decreased occupancy and weakening property fundamentals, respectively.
INDUSTRIAL PROPERTY

		Net Investment	Realized	Unrealized
Six Months Ended	Net Investment	Income/(Loss) 2006	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
June 30,	Income/(Loss) 2007	2007	2007	2006	2007	2006

Property
Aurora, CO (1)	$15,959	$378,960	$345,832	$622,797	N/A	85%

	Net Investment	Net Investment	Realized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
June 30,	2007	2006	2007	2006

Property
Aurora, CO (1)	$(97,602)	$183,027	$(3,278)	$(121,036)

(1)	Net investment income (loss) for the quarter ended June 30, 2007 reflects partial period results for the Aurora, Colorado industrial property that was sold on February 7, 2007.
Net Investment Income/Loss
Net investment income for the Partnership’s industrial property was minimal for the six months ended June 30, 2007, a decrease of approximately $0.4 million from the prior year period. Net investment loss for the Partnership’s industrial property was $0.1 million for the quarter ended June 30, 2007, a decrease of approximately $0.3 million from the prior year period. The decrease in net investment income for both the six and three month periods ended June 30, 2007 was primarily due to the loss of rent and certain post closing adjustments at the property as a result of the sale on February 7, 2007.

Total Realized and Unrealized Gain/(Loss)
The industrial property owned by the Partnership recorded a realized gain of approximately $0.3 million for the six months ended June 30, 2007, compared to an unrealized gain of approximately $0.6 million for the prior year period. The realized gain for the six month period ended June 30, 2007 was due to the February 7, 2007 sale at a price above market value.
The industrial property owned by the Partnership recorded a minimal net realized loss for the quarter ended June 30, 2007, compared to a net unrealized loss of $0.1 million for the prior year period. The slight net realized loss for the quarter ended June 30, 2007 reflects certain post-closing adjustments.
HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
Six Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
June 30,	2007	2006	2007	2006	2007	2006

Property
Lake Oswego, OR	$526,401	$533,403	$1,030,957	$3,830,993	72%	78%

	Net Investment	Net Investment	Unrealized	Unrealized
Three Months Ended	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)
June 30,	2007	2006	2007	2006

Property
Lake Oswego, OR	$270,729	$255,102	$1,037,234	$30,162
Net Investment Income
Net investment income for the Partnership’s hotel property was $0.5 million for the six months ended June 30, 2007, unchanged from the prior year period. Net investment income for the Partnership’s hotel property was $0.3 million for the quarter ended June 30, 2007, also unchanged from the prior year period.
Unrealized Gain/(Loss)
The hotel property owned by the Partnership recorded an unrealized gain of $1.0 million for the six months ended June 30, 2007, compared to a net unrealized gain of $3.8 million for the prior year period. The hotel property owned by the Partnership recorded an unrealized gain of $1.0 million for the quarter ended June 30, 2007, compared to a minimal net unrealized gain during the prior year period. The net unrealized gain for both the six and three month periods ended June 30, 2007 reflected both the strengthening of market and property fundamentals.
Other
Other net investment loss deepened by $0.1 million for the six-month period ended June 30, 2007 from the prior year period. Other net investment income remained unchanged for the quarter ended June 30, 2007, compared to the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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
Valuation of Investments
Real Estate Investments – Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, or “PIM”, which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates, or the “Appraisal Management Firm”, an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of June 30, 2007, and 2006.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk – The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 28.00% of its investment portfolio as of June 30, 2007, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at June 30, 2007:

		Estimated Market Value	Weighted Average
	Maturity	(millions)	Interest Rate
Cash and Cash equivalents	0-3 months	$35.1	5.78%
The table below discloses the Partnership’s debt as of June 30, 2007. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Weighted Average Fixed Interest Rate	5.36%	5.74%	6.75%	6.75%	6.75%	6.75%	6.41%
Fixed Rate	$258	$16,131	$9,277	$565	$604	$5,586	$32,421	$32,349
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$258	$16,131	$9,277	$565	$604	$5,586	$32,421	$32,349

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of June 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described under “–Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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

Date: August 10, 2007

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
President and Director (Principal Executive Officer)