Form 10-Q
period 2009-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2009-05-13
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or the Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the financial markets that began in the second half of 2007 and has continued and substantially increased since then; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including government actions in response to the stress experienced by the financial markets; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. As noted above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened since then. The forgoing risks are even more pronounced in these unprecedented market and economic conditions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENT OF NET ASSETS
March 31, 2009 and December 31, 2008
	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$8,312,082	$9,322,498

Net Assets	$8,312,082	$9,322,498

NET ASSETS, representing:
Equity of contract owners	$5,746,714	$6,493,703
Equity of Pruco Life Insurance Company of New Jersey	2,565,368	2,828,795

	$8,312,082	$9,322,498

Units outstanding	3,357,942	3,353,044

Portfolio shares held	294,526	294,526
Portfolio net asset value per share	$28.22	$31.65

STATEMENT OF OPERATIONS
For the three months ended March 31, 2009 and 2008
	1/1/2009-3/31/2009	1/1/2008-3/31/2008
	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$90,891	$141,171

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	8,882	10,990

NET INVESTMENT INCOME	82,009	130,181

Net change in unrealized gain (loss) on investments in Partnership	(1,101,307)	(30,097)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,019,298)	$100,084

STATEMENT OF CHANGES IN NET ASSETS
For the three months ended March 31, 2009 and 2008
	1/1/2009-3/31/2009	1/1/2008-3/31/2008
	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$82,009	$130,181
Net change in unrealized gain (loss) on investments in Partnership	(1,101,307)	(30,097)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(1,019,298)	100,084

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(38,141)	(52,334)
Net contributions by Pruco Life Insurance Company of New Jersey	47,023	63,324

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	8,882	10,990

TOTAL INCREASE (DECREASE) IN NET ASSETS	(1,010,416)	111,074

NET ASSETS
Beginning of period	9,322,498	10,764,653

End of period	$8,312,082	$10,875,727

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2009

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

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Account, along with the Pruco Life Variable Contract Real Property Account and The Prudential Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the unaudited interim financial statements of the Partnership.

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

The interim financial data as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Account adopted this guidance effective January 1, 2009. The adoption of SFAS No. 141R has no effect on the Account’s financial position and results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The adoption of SFAS No. 160 has no effect on the Account’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Account’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Account’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also amends the disclosure requirements in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Account’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Account’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in SFAS No. 5, “Accounting for Contingencies.” This FSP also amends disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Account’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Account’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Account will adopt this guidance beginning with the interim period ending June 30, 2009. The Account’s adoption of this guidance is not expected to have a material effect on the Account’s financial position or results of operations, but will affect interim disclosures.

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At March 31, 2009 and December 31, 2008 the Account’s interest in the Partnership was 4.3% or 294,526 shares. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31, (Unaudited)
	2009	2008
VAL	$(7,187)	$(45,441)
VLI	(30,666)	(6,739)
SPVA	0	0
SPVL	(288)	(154)

TOTAL	$(38,141)	$(52,334)

Note 6: Partnership Distributions

As of March 31, 2009, the Partnership has made no current year distributions. For the year ended December 31, 2008, the Partnership made no distributions.

Note 7: Unit Information

Outstanding units and unit values at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Units Outstanding:	3,357,942	3,353,044
Unit Value:	2.13603 to 2.61030	2.40304 to 2.93018

Note 8: Financial Highlights

The range of total return for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31, (Unaudited)
	2009	2008
Total Return	-11.11% to -10.92%	0.72% to 0.94%

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

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s)
	Amounts Measured at Fair Value 03/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

Investment in The Prudential Variable Contract Real Property Partnership	$8,312	$—	$—	$8,312

Total Assets	$8,312	$—	$—	$8,312

As required under SFAS 157, table 2 below present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009 and December 31, 2008.

Table 2:

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance @ 12/31/08	$9,322

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(1,101)
Net Investment Income from Partnership operations	$91
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	—

Ending balance @ 03/31/09	$8,312

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(1,101)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS

REAL ESTATE INVESTMENTS — At estimated fair value:
Real estate and improvements (cost: 03/31/2009 - $246,249,789; 12/31/2008 -$245,808,214)	$196,500,000	$221,196,000
Real estate partnerships and preferred equity investments (cost: 03/31/2009 - $14,328,997; 12/31/2008 - $14,324,204)	10,611,010	11,796,716

Total real estate investments	207,111,010	232,992,716

CASH AND CASH EQUIVALENTS	29,406,689	27,736,520

OTHER ASSETS, NET	2,501,420	2,936,037

Total assets	$239,019,119	$263,665,273

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 3/31/09 $25,008; 12/31/08 $26,480)	$39,947,138	$40,047,827

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,785,963	2,924,938

DUE TO AFFILIATES	739,345	851,595

OTHER LIABILITIES	917,603	978,342

Total liabilities	44,390,049	44,802,702

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	190,750,672	213,938,308

NONCONTROLLING INTEREST	3,878,398	4,924,263

	194,629,070	218,862,571

Total liabilities and partners’ equity	$239,019,119	$263,665,273

GENERAL PARTNERS’ NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

GENERAL PARTNERS’ SHARE VALUE AT END OF PERIOD	$28.22	$31.65

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
INVESTMENT INCOME:
Revenue from real estate and improvements	$6,852,896	$7,708,026
Equity in income of real estate partnerships	271,443	300,449
Interest on short-term investments	10,747	124,243

Total investment income	7,135,086	8,132,718

INVESTMENT EXPENSES:
Operating	1,763,751	1,723,610
Investment management fee	725,937	861,522
Real estate taxes	755,705	734,846
Administrative	1,230,684	1,111,128
Interest expense	460,734	442,153

Total investment expenses	4,936,811	4,873,259

NET INVESTMENT INCOME	2,198,275	3,259,459

Change in unrealized gain (loss) on real estate investments	(26,328,074)	(616,077)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	($24,129,799)	$2,643,382

Amounts attributable to noncontrolling interest:
Net investment income attributable to noncontrolling interest	$112,453	$19,791
Net unrealized gain (loss) attributable to noncontrolling interest	(1,054,616)	74,581

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	($942,163)	$94,372

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	$2,085,822	$3,239,668
Net unrealized gain (loss) attributable to general partners’ controlling interest	(25,273,458)	(690,658)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	($23,187,636)	$2,549,010

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Three Months Ended March 31,
	2009			2008
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income	$2,085,822	$112,453	$2,198,275	$3,239,668	$19,791	$3,259,459
Net unrealized gain (loss) from real estate investments	(25,273,458)	(1,054,616)	(26,328,074)	(690,658)	74,581	(616,077)

Increase (decrease) in net assets resulting from operations	(23,187,636)	(942,163)	(24,129,799)	2,549,010	94,372	2,643,382

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to noncontrolling interest	—	(103,702)	(103,702)	—	—	—

Increase (decrease) in net assets resulting from capital transactions	—	(103,702)	(103,702)	—	—	—

INCREASE (DECREASE) IN NET ASSETS	(23,187,636)	(1,045,865)	(24,233,501)	2,549,010	94,372	2,643,382

NET ASSETS — Beginning of period	213,938,308	4,924,263	218,862,571	247,033,759	7,004,790	254,038,549

NET ASSETS — End of period	$190,750,672	$3,878,398	$194,629,070	$249,582,769	$7,099,162	$256,681,931

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	($24,129,799)	$2,643,382
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	26,328,074	616,077
Amortization of discount on investment level debt	1,472	—
Amortization of deferred financing costs	27,680	11,704
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	(4,793)	(31,066)
Bad debt expense	18,585	18,600
(Increase) decrease in:
Other assets	388,352	(967,217)
Increase (decrease) in:
Accounts payable and accrued expenses	(138,975)	163,752
Due to affiliates	(112,250)	(26,444)
Other liabilities	(60,739)	(37,090)

Net cash flows provided for (used in) operating activities	2,317,607	2,391,698

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Additions to real estate and improvements	(441,575)	(3,209,443)

Net cash flows provided for (used in) investing activities	(441,575)	(3,209,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(102,161)	(153,664)
Distributions to noncontrolling interest	(103,702)	—

Net cash flows provided for (used in) financing activities	(205,863)	(153,664)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,670,169	(971,409)

CASH AND CASH EQUIVALENTS — Beginning of period	27,736,520	18,215,871

CASH AND CASH EQUIVALENTS — End of period	$29,406,689	$17,244,462

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

Property Name	March 31, 2009 Ownership	City, State	2009 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	March 31, 2009 (unaudited)		December 31, 2008
				Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$25,230,346	$8,500,000	$25,218,777	$9,542,046
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,512,985	9,600,000	12,512,985	11,000,000
Westpark	WO	Brentwood, TN	97,199	12,248,338	11,300,000	12,060,981	13,753,954
Financial Plaza	WO	Brentwood, TN	98,049	12,390,130	11,600,000	12,389,207	12,700,000

		Offices % as of 3/31/09	22%	62,381,799	41,000,000	62,181,950	46,996,000

APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	19,879,495	14,400,000	19,810,918	16,100,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,454,642	15,000,000	16,433,544	16,600,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,735,992	20,800,000	22,732,363	25,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,679,067	10,200,000	13,649,938	11,000,000

		Apartments % as of 3/31/09	32%	72,749,196	60,400,000	72,626,763	68,700,000

RETAIL
King’s Market	WO	Roswell, GA	314,358	37,901,326	10,000,000	37,893,595	14,100,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,115,561	22,000,000	18,110,816	23,400,000
White Marlin Mall	CJV	Ocean City, MD	186,016	23,297,178	27,200,000	23,271,014	28,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,044,721	16,000,000	15,044,721	17,700,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	35,929	35,929	13,595	13,595
CARS Preferred Equity	PE	Various	N/A	14,293,068	10,575,081	14,310,609	11,783,121
Harnett Crossing	CJV	Dunn, NC	193,235	6,377,981	3,900,000	6,366,767	3,900,000

		Retail % as of 3/31/09	47%	115,065,764	89,711,010	115,011,117	99,496,716

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,382,027	16,000,000	10,312,588	17,800,000

		Hotel % as of 3/31/09	8%	10,382,027	16,000,000	10,312,588	17,800,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 3/31/09			109%
Total Investments				$260,578,786	$207,111,010	$260,132,418	$232,992,716

WO — Wholly Owned Investment

CJV — Consolidated Joint Venture

EJV — Joint Venture Investment accounted for under the equity method

PE — Preferred equity investments accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

	Face Amount	March 31, 2009 (unaudited)		December 31, 2008
		Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partners’ Controlling Interest			15.4%		13.0%

Federal Home Loan Bank, 0 coupon bond, April , 2009	$16,818,000	$16,818,000	$16,818,000	$1,000,000	$1,000,000
Federal Home Loan Bank, 0 coupon bond, April , 2009	9,999,694	9,999,694	9,999,694	4,446,932	4,446,932
Federal Home Loan Bank, 0 coupon bond	—	—	—	1,999,985	1,999,985
Federal Home Loan Bank, 0 coupon bond	—	—	—	18,831,977	18,831,977

Total Cash Equivalents		26,817,694	26,817,694	26,278,894	26,278,894

Cash		2,588,995	2,588,995	1,457,626	1,457,626

Total Cash and Cash Equivalents		$29,406,689	$29,406,689	$27,736,520	$27,736,520

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2009 and December 31, 2008

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation — The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2008.

B.	Accounting Pronouncements Adopted — The Partnership adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 as of January 1, 2007. This interpretation prescribes a comprehensive model for how a Partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Partnership has taken or expects to take on a tax return. The adoption of FIN 48 had no effect to the financial position and result of operations of the Partnership.

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

SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The adoption does not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Notes 4 for details.

In December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing SFAS 141, including changes to acquisition related contingent consideration, preacquisition contingencies, non controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. SFAS 141R is effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, SFAS No. 160 requires retrospectively adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million December 31, 2008. In addition, income attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled $0.1 million for the three months ended March 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2009 and December 31, 2008

Note 1: Summary of Significant Accounting Policies (continued)

B.	Accounting Pronouncements Adopted-(continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also amends the disclosure requirements in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in SFAS No. 5, “Accounting for Contingencies.” This FSP also amends disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

C.	New Accounting Pronouncements — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Partnership will adopt this guidance beginning with the interim period ending June 30, 2009. The Partnership’s adoption of this guidance is not expected to have a material effect on the Partnership’s consolidated financial position or results of operations, but will affect interim disclosures.

Note 2: Reclassification

Certain prior period balances have been reclassified to conform with current period presentation. Such reclassifications had no effect on previously reported net assets.

Note 3: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the three months ended March 31, 2009, and 2008, was $433,054 and $430,449, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2009 and December 31, 2008

Note 4: Fair Value Measurements

Valuation Methods:

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

Level 1 - Fair value is based on unadjusted quoted prices inactive markets that are accessible to the entity for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available.

Level 2 - Fair value is based on inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.

Level 3 - Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

For items classified as Level 3, a reconciliation of the beginning and ending balances, as shown in table 2 below, is also required.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

(in 000’s)

Fair value measurements at March 31, 2009 using

	Amounts measured at fair value 3/31/09	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:

Real estate and improvements	$196,500	$—	$—	$196,500
Real estate partnerships and preferred equity investments	10,611	—	—	10,611

Total	$207,111	$—	$—	$207,111

(in 000’s)

Fair value measurements at December 31, 2008 using

	Amounts measured at fair value 12/31/2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:

Real estate and improvements	$221,196	$—	$—	$221,196
Real estate partnerships and preferred equity investments	11,797	—	—	11,797

Total	$232,993	$—	$—	$232,993

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2009 and December 31, 2008

Note 4: Fair Value Measurements (continued)

As required under SFAS 157, table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009 and December 31, 2008.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/09	$221,196	$11,797	$232,993

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(25,138)	(1,190)	(26,328)
Equity income (losses)/interest income	—	271	271
Purchases, issuances and settlements	442	(267)	175

Ending balance @ 3/31/09	$196,500	$10,611	$207,111

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(25,138)	$(1,190)	$(26,328)

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/08	$254,394	$14,524	$268,918

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(43,134)	(2,527)	(45,661)
Equity income (losses)/interest income	—	994	994
Purchases, issuances and settlements	9,936	(1,194)	8,742

Ending balance @ 12/31/08	$221,196	$11,797	$232,993

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(43,134)	$(2,527)	$(45,661)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2009 and December 31, 2008

Note 5: Risk

A. Valuation Risk

There continues to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and these differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of March 31, 2009 and December 31, 2008.

B. Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2009 the Partnership had no outstanding matured loans.

A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.

In the event the Partnership’s current portfolio and investment obligations are not refinanced or extended when they become due and/or the Partnership is required to repay such borrowings and obligations, management anticipates that the repayment of these obligations, will be provided by operating cash flow, new debt refinancing, and real estate investment sales.

Note 6: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 7: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2009 and 2008, management fees incurred by the Partnership were $725,937 and $861,522, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for each of the three months ended March 31, 2009 and 2008 were $13,407 and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2009 and December 31, 2008

Note 8: Financial Highlights

	For The Three Months Ended March 31,
	2009	2008	2007	2006	2005
Per Share (Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$31.65	$36.55	$33.87	$29.59	$26.15
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	0.42	0.61	0.52	0.50	0.36
Investment Management fee	(0.11)	(0.13)	(0.12)	(0.11)	(0.09)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	(3.74)	(0.10)	0.33	0.95	0.36

Net Increase in Net Assets Resulting from Operations	(3.43)	0.38	0.73	1.34	0.63

Net Asset Value attributable to general partners’ controlling interest, end of period	$28.22	$36.93	$34.60	$30.93	$26.78

Total Return, before Management Fee:	-10.50%	1.38%	2.53%	4.89%	2.79%
Total Return, after Management Fee (a):	-10.83%	1.03%	2.17%	4.53%	2.42%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$191	$250	$234	$215	$191
Ratios to average net assets for the year ended (b):
Total Portfolio Level Expenses	0.32%	0.35%	0.38%	0.36%	0.36%
Net Investment Income, before Management Fee	1.25%	1.66%	1.53%	1.68%	1.43%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions
(b)	Average net assets are based on beginning of quarter net assets.

Note 9: Subsequent Event

On May 1, 2009, the Partnership sold Kings Market, a wholly owned asset located in Roswell, GA for $10,000,000. The Partnership realized a loss of $4.5 million as a result of this sale.

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

(a) Liquidity and Capital Resources

As of March 31, 2009, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $29.4 million, an increase of approximately $1.7 million from $27.7 million at December 31, 2008. The increase was primarily due to cash flows received from the Partnership’s operating activities. Partially offsetting this increase were capital expenditures to existing properties, as detailed below. Sources of liquidity included net cash flow from property operations, financings, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2009, approximately 12.3% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership did not have any dispositions or acquisitions for the quarter ended March 31, 2009.

During the quarter ended March 31, 2009, the Partnership spent approximately $0.4 million on capital improvements to various existing properties. Approximately $0.2 million was associated with upgrades at one of the office properties in Brentwood, Tennessee. The remaining $0.2 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three-month periods ended March 31, 2009, and 2008.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended March 31, 2009 was approximately $2.1 million, a decrease of approximately $1.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily attributable to declines from the prior year period in the retail, apartment, hotel, and office sector investments of $0.6 million, $0.3 million, $0.2 million, and $0.1 million, respectively. Other net investment income attributable to the general partners’ controlling interest remained relatively unchanged. The components of this are discussed below by property type.

Valuation Overview

The Partnership did not record any realized gains for the three-month period ended March 31, 2009, unchanged from the prior year period.

The Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $25.3 million for the quarter ended March 31, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.7 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the quarter ended March 31, 2009 was attributable to property valuation declines in the retail, apartment, office, and hotel sector investments of approximately $9.2 million, $8.4 million, $6.2 million, and $1.5 million, respectively. The net unrealized loss attributable to the general partners’ controlling interest of approximately $25.3 million for the quarter ended March 31, 2009 was attributable to valuation declines in every sector primarily due to increased investment rates suggesting an industry-wide repricing. Investment rates include direct and terminal capitalization rates (average increases of 41 and 29 basis points over prior quarter, respectively), and discount rates (average increase of 31 basis points over prior quarter), which reflect investors’ yield requirements on investments. The increase in investment rates was caused by the national economic downturn, frozen credit markets, weakening market fundamentals, and deteriorated demand for commercial real estate. The components of these valuation losses are discussed below by investment type.

Subsequent Event

On May 1, 2009, the Partnership sold the wholly owned retail asset located in Roswell, GA for $10.0 million. The Partnership realized a loss of $4.5 million as a result of this sale.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Net Investment Income:

Office properties	$826,250	$971,415
Apartment properties	599,924	849,245
Retail properties	1,346,827	1,900,128
Hotel property	63,705	248,858
Other (including interest income, investment mgt fee, etc.)	(750,884)	(729,978)

Total Net Investment Income	$2,085,822	$3,239,668

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$(6,195,849)	$(2,132,116)
Apartment properties	(8,422,433)	800,147
Retail properties	(9,159,625)	973,371
Hotel property	(1,495,551)	(332,060)

Net Unrealized Gain (Loss) on Real Estate Investments	$(25,273,458)	$(690,658)

OFFICE PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008

Property
Lisle, IL	$69,384	$123,390	$(1,053,615)	$(1,034,274)	32%	61%
Brentwood, TN	177,435	264,129	(2,641,311)	—	78%	89%
Beaverton, OR	297,485	283,672	(1,400,000)	(1,097,842)	88%	88%
Brentwood, TN	281,946	300,224	(1,100,923)	—	100%	100%

	$826,250	$971,415	$(6,195,849)	$(2,132,116)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.8 million for the quarter ended March 31, 2009, a decrease of approximately $0.2 million from the prior year period. The decrease was primarily due to decreased occupancy at the office properties in Lisle, Illinois and Brentwood, Tennessee.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $6.2 million during the quarter ended March 31, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of $2.1 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest of approximately $6.2 million for the quarter ended March 31, 2009 was primarily due to valuation declines caused by increased investment rates and implementation of more conservative growth projections reflecting the market downturn across the office sector.

Since March 31, 2009 and for the period from April 1, 2009 to April 30, 2009, the two properties in Brentwood, Tennessee; and the property in Lisle, Illinois have experienced aggregate net unrealized losses attributable to the general partners’ controlling interest of approximately $1.7 million, $1.6 million, and $1.2 million, respectively. The aggregate net unrealized losses attributable to the general partners’ controlling interest are attributable to increased investment rates resulting from decreased investor demand caused by diminished liquidity and credit access, sustained pricing uncertainty, and deteriorating market fundamentals.

APARTMENT PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008

Property
Atlanta, GA	$116,017	$163,136	$(1,768,577)	$42,477	92%	93%
Raleigh, NC	989	163,376	(1,621,098)	280,265	90%	88%
Austin, TX	341,989	391,451	(4,203,628)	500,000	90%	94%
Charlotte, NC	140,929	131,282	(829,130)	(22,595)	91%	89%

	$599,924	$849,245	$(8,422,433)	$800,147

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.6 million for the quarter ended March 31, 2009, a decrease of approximately $0.3 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for quarter ended March 31, 2009 was primarily due to the write-off of previous years’ accounts receivable at the property in Raleigh, North Carolina; and decreased occupancy at the property in Austin, Texas.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $8.4 million for the quarter ended March 31, 2009, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.8 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the quarter ended March 31, 2009 was primarily due to valuation declines caused by increased investment rates and implementation of more conservative growth and market projections reflecting the market downturn across the apartment sector.

RETAIL PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008

Property
Roswell, GA	$209,258	$453,329	$(4,107,732)	$(700)	38%	82%
Kansas City, KS (1)	22,334	48,571	—	—	N/A	N/A
Hampton, VA	262,751	335,405	(1,404,744)	696,665	89%	99%
Ocean City, MD	280,981	140,246	(738,746)	243,234	95%	68%
Westminster, MD	293,815	383,562	(1,700,000)	100,000	100%	100%
Dunn, NC	30,989	287,236	(17,903)	(65,828)	35%	35%
CARS Preferred Equity	246,699	251,779	(1,190,500)	—	N/A	N/A

	$1,346,827	$1,900,128	$(9,159,625)	$973,371

(1)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the quarters ended March 31, 2009 and 2008.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.3 million for the quarter ended March 31, 2009, a decrease of approximately $0.6 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was largely due to (a) the lease expiration of a 119,420 square foot tenant (40% of gross leasable area) on January 31, 2009 at the retail property in Roswell, Georgia; (b) increased vacancy at the property in Hampton, Virginia after an anchor tenant vacated; (c) a one-time termination fee of approximately $0.2 million received in the first quarter of 2008 at the center in Dunn, North Carolina; and (d) lost rental income related to rent relief given to tenants at several retail properties. This loss was partially offset by an increase in net investment income attributable to the general partners’ controlling interest generated by lease-up of the center in Ocean City, Maryland.

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.2 million for the quarter ended March 31, 2009, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million for the prior year period. The unrealized loss for the quarter ended March 31, 2009 was primarily due to (a) deteriorating retail fundamentals resulting in increased vacancy and rent relief across the retail sector investments; (b) increased investment rates and implementation of more conservative growth and market projections reflecting the market downturn across the retail sector; and (c) reduced purchase offers in connection with the sale of the property in Roswell, Georgia.

Subsequent Event

On May 1, 2009, the Partnership sold the wholly owned asset located in Roswell, GA for $10.0 million. The Partnership realized a loss of $4.5 million as a result of this sale.

HOTEL PROPERTY

Three Months Ended March 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008

Property
Lake Oswego, OR	$63,705	$248,858	$(1,495,551)	$(332,060)	54%	67%

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.1 million for the quarter ended March 31, 2009, a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest is partially attributable to decreased occupancy and average daily rate at the property as a result of the weakening hospitality market.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $1.5 million for the quarter ended March 31, 2009, compared with an unrealized loss of approximately $0.3 million for the prior year period. The unrealized losses attributable to the general partners’ controlling interest for the quarter ended March 31, 2009 were due to valuation declines caused by decreased occupancy, increased investment rates, and implementation of more conservative growth and market projections reflecting the market downturn across the hotel sector.

Other

Other net investment loss attributable to the general partners’ controlling interest remained relatively unchanged for the quarter ended March 31, 2009 from the prior year period. Other net investment loss attributable to the general partners’ controlling interest includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The adoption does not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Note 4 in the Partnership’s unaudited Consolidated Financial Statements for details.

In December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing SFAS 141, including changes to acquisition related contingent consideration, preacquisition contingencies, non controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. SFAS 141R is effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, SFAS No. 160 requires retrospectively adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million December 31, 2008. In addition, income attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled $0.1 million for the three months ended March 31, 2008.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also amends the disclosure requirements in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in SFAS No. 5, “Accounting for Contingencies.” This FSP also amends disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Partnership will adopt this guidance beginning with the interim period ending June 30, 2009. The Partnership’s adoption of this guidance is not expected to have a material effect on the Partnership’s consolidated financial position or results of operations, but will affect interim disclosures.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 36.36% of its investment portfolio as of March 31, 2009, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at March 31, 2009:

	Maturity	Estimated Market Value (millions)	Average Interest Rate

Cash and Cash equivalents	0-3 months	$29.4	1.12%

The table below discloses the Partnership’s debt as of March 31, 2009. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Investment level debt (in $ thousands), including current portion	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value
Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$9,148	$566	$604	$646	$463	$4,475	$15,902	$15,916
Variable Rate	—	$15,071	—	—	$9,000	—	$24,071	$23,975
Premium/(Discount) on Investment Level Debt	—	—	—	—	—	($26)	($26)	—

Total Investment Level Debt	$9,148	$15,637	$604	$646	$9,463	$4,449	$39,947	$39,891

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC”, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of March 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K.

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 has continued and substantially increased since then. The volatility disruption in the global financial markets has reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on our business. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict definitively whether or when such actions, which could impact our business, results of operations, cash flows and financial condition, may occur.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Program, or RPPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first quarter of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” — real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. Under the Legacy Securities Program, the Federal Reserve will (i) expand TALF to cover additional eligible assets, including certain non-agency residential mortgage backed securities that were originally rated AAA and outstanding commercial mortgage backed securities and asset backed securities that are rated AAA and (ii) the U.S. Treasury will also co-invest with, and provide leverage to, up to five approved assets managers to support the market for legacy securities originated prior to 2009 with a rating of AAA at the time of origination.

Pruco Life of New Jersey Insurance Company’s ultimate parent, Prudential Financial, has applied to participate in the Capital Purchase Program, although no determination with respect to its participation has been made. If Prudential Financial does participate, it will become subject to additional requirements and restrictions on its business. Issuing preferred shares and warrants to the U.S. Treasury pursuant to this program could dilute the ownership interests of shareholders and could affect its ability to raise capital through other means. It would also become subject to restrictions on the compensation we can offer or pay. These and other applicable restrictions, as well as possible negative market perceptions of its financial strength and capital position arising from its participation, could harm its competitive position, including but not limited to its ability to market products to customers and retain key employees, and could restrict its flexibility to respond to changing market conditions. Prudential Financial also continues to evaluate other government sponsored programs for which it may be eligible.

In the first quarter, Prudential Financial participated in TALF as an eligible borrower. As of March 31, 2009, it had $786 million of asset-backed securities purchased under TALF and received secured financing from the Federal Reserve of $736 million related to the purchase of these securities. Prudential Financial also continues to evaluate other government sponsored programs for which it may be eligible

The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

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

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2009, the Partnership had no outstanding matured loans.

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

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition, including in the following respects:

•	A natural or man-made disaster could result in losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

•	Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or the “swine flu” virus, could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the population that are insured under the products that offered the Account versus the population not so insured; the possible macroeconomic effects of a pandemic on the Partnership’s asset portfolio; the effect of lapses and surrenders of existing products, and many other variables.

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

Date: May 13, 2009

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
President and Director
(Principal Executive Officer)