Form 10-Q
period 2009-09-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2009-11-13
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or the Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the financial markets since the second half of 2007 (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying ratings; (7) investment losses, defaults and counterparty non-performance; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including government actions in response to the stress experienced by the financial markets; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 for our discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

September 30, 2009 and December 31, 2008

	September 30, 2009 (unaudited)	December 31, 2008

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$7,271,062	$9,322,498

Net Assets	$7,271,062	$9,322,498

NET ASSETS, representing:
Equity of contract owners	$5,135,370	$6,493,703
Equity of Pruco Life Insurance Company of New Jersey	2,135,692	2,828,795

	$7,271,062	$9,322,498

Units outstanding	3,232,925	3,353,044

Portfolio shares held	282,778	294,526
Portfolio net asset value per share	$25.71	$31.65

STATEMENTS OF OPERATIONS For the nine and three months ended September 30, 2009 and 2008

	1/1/2009-9/30/2009	1/1/2008-9/30/2008	7/1/2009-9/30/2009	7/1/2008-9/30/2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$228,467	$367,686	$75,415	$104,689

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	24,520	33,124	7,625	11,123

NET INVESTMENT INCOME	203,947	334,562	67,790	93,566

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(1,769,224)	(411,390)	(420,891)	(355,525)
Net realized gain (loss) on sale of investments in Partnership	(194,303)	0	(194)	0

NET GAIN (LOSS) ON INVESTMENTS	(1,963,527)	(411,390)	(421,085)	(355,525)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,759,580)	$(76,828)	$(353,295)	$(261,959)

STATEMENTS OF CHANGES IN NET ASSETS For the nine and three months ended September 30, 2009 and 2008

	1/1/2009-9/30/2009	1/1/2008-9/30/2008	7/1/2009-9/30/2009	7/1/2008-9/30/2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$203,947	$334,562	$67,790	$93,566
Net change in unrealized gain (loss) on investments in Partnership	(1,769,224)	(411,390)	(420,891)	(355,525)
Net realized gain (loss) on sale of investments in Partnership	(194,303)	0	(194)	0

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(1,759,580)	(76,828)	(353,295)	(261,959)

CAPITAL TRANSACTIONS
Net (withdrawals) by contract owners	(127,532)	(102,804)	(43,426)	(48,629)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(164,324)	135,928	51,051	59,752

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(291,856)	33,124	7,625	11,123

TOTAL INCREASE (DECREASE) IN NET ASSETS	(2,051,436)	(43,704)	(345,670)	(250,836)

NET ASSETS
Beginning of period	9,322,498	10,764,653	7,616,732	10,971,785

End of period	$7,271,062	$10,720,949	$7,271,062	$10,720,949

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2009

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

Note 2: Summary of Significant Accounting Policies and Pronouncements

A. Basis of Accounting

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The interim financial data as of September 30, 2009 and for the nine and three months ended September 30, 2009 and 2008 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The Account has evaluated subsequent events through November 12, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

In September 2006, the FASB issued authoritative guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This guidance does not require any new fair value measurements, but the application of this guidance could change current practices in determining fair value. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Account’s adoption effective January 1, 2008 did not have any material effect on the Account’s financial position and result of operations. See Note 9 for more information on “Fair Value Measurements”.

In February 2007, the FASB issued authoritative guidance on fair value option for financial assets and financial liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. This guidance also amended certain provisions in the existing guidance for investments in debt and equity securities. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Account adopted this guidance effective January 1, 2008. The Account’s adoption has no effect on the Account’s financial position and results of operations.

In December 2007, FASB revised authoritative guidance for business combinations, which expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing guidance for business combinations, including changes to acquisition related contingent consideration, preacquisition contingencies, non controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. This guidance is effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Account adopted this guidance effective January 1, 2009. The Account’s adoption has no effect on the Account’s financial position and results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, FASB revised the accounting, presentation and disclosure for noncontrolling interests in consolidated financial statements. This revised guidance will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. This guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Upon adoption, the guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The adoption of this guidance has no effect on the Account’s financial position and results of operations.

In April 2009, the FASB revised authoritative guidance on issued recognition and presentation of other-than-temporary impairments. This revision amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This revision also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This revision does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This revision is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Account’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Account’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance also amends the disclosure requirements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Account’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Account’s financial position or results of operations.

In April 2009, the FASB issued additional guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in accounting for contingencies. This guidance also amends disclosure requirements. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Account’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Account’s financial position or results of operations.

In April 2009, the FASB issued additional guidance for interim disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Account adopted this guidance within the interim period ending June 30, 2009. The Account’s adoption of this guidance did not have a material effect on the Account’s financial position or results of operations.

In May 2009, the FASB issued authoritative guidance for subsequent events. This guidance addresses the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Account’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Account’s financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 2A.

In July 2009, the FASB launched its Accounting Standards Codification (the “Codification), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and will impact the way the Account references U.S. GAAP accounting standards in the financial statements.

New Accounting Pronouncements

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance includes techniques for measuring fair value when a quoted price in an active market for the identical liability is not available and clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Account is currently assessing the impact of this statement on the Account’s financial position, results of operations and financial statement disclosures.

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Account will adopt this guidance effective December 31, 2009. The Account is currently assessing the impact of this guidance on the Account’s financial position, results of operations and financial statement disclosures.

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At September 30, 2009 and December 31, 2008 the Account’s interest in the Partnership was 4.4% or 282,778 shares and 4.3% or 294,526 shares, respectively. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

C. Income Recognition

Net investment income and realized and unrealized gains and losses are recognized daily for the Partnership. Amounts are based upon the Account’s proportionate interest in the Partnership.

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the nine months ended September 30, 2009 and 2008, were as follows:

	Nine Months Ended September 30, (Unaudited)
	2009	2008

VAL	$(61,426)	$(114,134)
VLI	(40,748)	(20,018)
SPVA	(18,456)	32,000
SPVL	(6,902)	(652)

TOTAL	$(127,532)	$(102,804)

Note 6: Partnership Distributions

As of September 30, 2009, the Partnership made a distribution of $8 million. The Pruco Life of New Jersey Account’s share of this distribution was $0.3 million. For the year ended December 31, 2008, the Partnership made no distributions.

Note 7: Unit Information

Outstanding units and unit values at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Units Outstanding:	3,232,925	3,353,044
Unit Value:	1.93394 to 2.37404	2.40304 to 2.93018

Note 8: Financial Highlights

The range of total return for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30, (Unaudited)
	2009	2008
Total Return	-19.52% to -18.98%	-1.33% to -0.67%

Note 9: Fair Value Disclosure

FASB guidance on fair value measurements and disclosures establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximated value for the type of real estate in the market.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at September 30, 2009 using
Assets:	Amounts Measured at Fair Value 09/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$7,271	$—	$—	$7,271

Total Assets	$7,271	$—	$—	$7,271

	($ in 000’s) Fair Value Measurements at December 31, 2008 using
Assets:	Amounts Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$9,322	$—	$—	$9,322

Total Assets	$9,322	$—	$—	$9,322

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2009 and September 30, 2008.

Table 2:

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the nine months ended September 30, 2009 (Level 3)

Beginning balance @ 1/1/09	$9,322

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(1,963)
Net Investment Income from Partnership operations	$228
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(316)
Equity losses	—
Distributions	—

Ending balance @ 09/30/09	$7,271

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(1,963)

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the nine months ended September 30, 2008 (Level 3)

Beginning balance @ 1/1/08	$10,765

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(412)
Net Investment Income from Partnership operations	$368
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$—
Equity losses	—
Distributions	—

Ending balance @ 09/30/08	$10,721

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(412)

Table 2: (cont.)

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the three months ended September 30, 2009 (Level 3)

Beginning balance @ 7/1/09	$7,617

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(421)
Net Investment Income from Partnership operations	$75
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$—
Equity losses	—
Distributions	—

Ending balance @ 09/30/09	$7,271

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(421)

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the three months ended September 30, 2008 (Level 3)

Beginning balance @ 7/1/08	$10,972

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(356)
Net Investment Income from Partnership operations	$105
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$—
Equity losses	—
Distributions	—

Ending balance @ 09/30/08	$10,721

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(356)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 09/30/2009 - $210,403,975; 12/31/2008 -$245,808,214)	$167,499,987	$221,196,000
Real estate partnerships and preferred equity investments (cost: 09/30/2009—$14,253,922; 12/31/2008 - $14,324,204)	10,297,830	11,796,716

Total real estate investments	$177,797,817	$232,992,716

CASH AND CASH EQUIVALENTS	33,183,323	27,736,520

OTHER ASSETS, NET	2,756,576	2,936,037

Total assets	$213,737,716	$263,665,273

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 9/30/09 $3,185; 12/31/08 $26,480)	$39,704,930	$40,047,827

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,819,087	2,924,938

DUE TO AFFILIATES	638,217	851,595

OTHER LIABILITIES	1,071,816	978,342

Total liabilities	45,234,050	44,802,702

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	166,154,104	213,938,308

NONCONTROLLING INTEREST	2,349,562	4,924,263

	168,503,666	218,862,571

Total liabilities and partners’ equity	$213,737,716	$263,665,273

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,461,874	6,758,960

SHARE VALUE AT END OF PERIOD	$25.71	$31.65

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
INVESTMENT INCOME:
Revenue from real estate and improvements	$19,469,511	$23,205,896	$6,157,406	$7,809,725
Equity in income of real estate partnerships	776,724	721,587	255,006	211,724
Interest on short-term investments	32,551	344,807	11,862	113,428

Total investment income	20,278,786	24,272,290	6,424,274	8,134,877

INVESTMENT EXPENSES:
Operating	5,109,382	5,401,923	1,665,730	1,924,396
Investment management fee	2,017,562	2,608,842	624,809	877,672
Real estate taxes	2,109,217	2,173,562	640,192	691,942
Administrative	3,811,445	4,739,796	1,200,843	2,211,888
Interest expense	1,359,700	1,477,183	466,843	518,514

Total investment expenses	14,407,306	16,401,306	4,598,417	6,224,412

NET INVESTMENT INCOME	5,871,480	7,870,984	1,825,857	1,910,465

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	9,655,626	—	—	—
Less: Cost of real estate investments sold	37,901,326	—	—	—

Gain (loss) realized from real estate investments sold	(28,245,700)	—	—	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(23,793,594)	—	—	—

Net gain (loss) recognized on real estate investments sold	(4,452,106)	—	—	—

Unrealized gain (loss) on investments:
Change in unrealized gain (loss) on real estate investments	(43,513,970)	(9,744,277)	(10,216,120)	(8,818,256)

Net unrealized gain (loss) on real estate investments	(43,513,970)	(9,744,277)	(10,216,120)	(8,818,256)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	(47,966,076)	(9,744,277)	(10,216,120)	(8,818,256)

Increase (decrease) in net assets resulting from operations	$(42,094,596)	$(1,873,293)	$(8,390,263)	$(6,907,791)

Amounts attributable to noncontrolling interest:
Net investment income attributable to noncontrolling interest	636,552	(566,900)	101,363	(491,998)
Net unrealized gain (loss) attributable to noncontrolling interest	(2,946,944)	(303,455)	(592,549)	(659,452)

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$(2,310,392)	$(870,355)	$(491,186)	$(1,151,450)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	5,234,928	8,437,884	1,724,494	2,402,463
Net realized gain (loss) attributable to general partners’ controlling interest	(4,452,106)	—	—	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	(40,567,026)	(9,440,822)	(9,623,571)	(8,158,804)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$(39,784,204)	$(1,002,938)	$(7,899,077)	$(5,756,341)

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Nine Months Ended September 30,
	2009			2008
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$5,234,928	$636,552	$5,871,480	$8,437,884	$(566,900)	$7,870,984
Net gain (loss) realized and unrealized from real estate investments	(45,019,132)	(2,946,944)	(47,966,076)	(9,440,822)	(303,455)	(9,744,277)

Increase (decrease) in net assets resulting from operations	(39,784,204)	(2,310,392)	(42,094,596)	(1,002,938)	(870,355)	(1,873,293)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	(8,000,000)	—	(8,000,000)	—	—	—
Contributions from noncontrolling interest	—	15,000	15,000	—	80,000	80,000
Distributions to noncontrolling interest	—	(279,309)	(279,309)	—	(146,229)	(146,229)

Increase (decrease) in net assets resulting from capital transactions	(8,000,000)	(264,309)	(8,264,309)	—	(66,229)	(66,229)

INCREASE (DECREASE) IN NET ASSETS	(47,784,204)	(2,574,701)	(50,358,905)	(1,002,938)	(936,584)	(1,939,522)

NET ASSETS - Beginning of period	213,938,308	4,924,263	218,862,571	247,033,759	7,004,790	254,038,549

NET ASSETS - End of period	$166,154,104	$2,349,562	$168,503,666	$246,030,821	$6,068,206	$252,099,027

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$(42,094,596)	$(1,873,293)
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	47,966,076	9,744,277
Amortization of discount on investment level debt	23,295	1,489
Amortization of deferred financing costs	46,010	63,913
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	70,282	91,969
Bad debt expense	69,047	1,104,707
(Increase) decrease in:
Other assets	64,406	(1,947,610)
Increase (decrease) in:
Accounts payable and accrued expenses	894,149	825,735
Due to affiliates	(213,378)	(10,291)
Other liabilities	93,474	151,144

Net cash flows provided for (used in) operating activities	6,918,765	8,152,040

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	9,655,626	—
Additions to real estate and improvements	(2,497,087)	(7,749,947)

Net cash flows provided for (used in) investing activities	7,158,539	(7,749,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(8,000,000)	—
Proceeds from investment level debt	—	23,557,099
Principal payments on investment level debt	(366,192)	(15,963,961)
Contributions from noncontrolling interest partners	15,000	80,000
Distributions to noncontrolling interest	(279,309)	(146,229)

Net cash flows provided for (used in) financing activities	(8,630,501)	7,526,909

NET CHANGE IN CASH AND CASH
EQUIVALENTS	5,446,803	7,929,002

CASH AND CASH EQUIVALENTS - Beginning of period	27,736,520	18,215,871

CASH AND CASH EQUIVALENTS - End of period	$33,183,323	$26,144,873

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

Property Name	September 30, 2009 Ownership	City, State	2009 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	September 30, 2009 (unaudited)		December 31, 2008
				Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$25,568,055	$6,700,000	$25,218,777	$9,542,046
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,585,402	8,800,000	12,512,985	11,000,000
Westpark	WO	Nashville, TN	97,199	13,002,229	8,199,984	12,060,981	13,753,954
Financial Plaza	WO	Brentwood, TN	98,049	12,563,493	9,800,000	12,389,207	12,700,000

		Offices % as of 9/30/09	20%	63,719,179	33,499,984	62,181,950	46,996,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	20,149,552	13,900,000	19,810,918	16,100,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,493,732	15,000,000	16,433,544	16,600,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,815,992	21,000,000	22,732,363	25,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,734,841	9,200,000	13,649,938	11,000,000

		Apartments % as of 9/30/09	36%	73,194,117	59,100,000	72,626,763	68,700,000

RETAIL
King’s Market	WO	Rosewell, GA	Sold	—	—	37,893,595	14,100,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,125,200	19,100,000	18,110,816	23,400,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,298,198	25,000,000	23,271,014	28,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,044,877	13,600,000	15,044,721	17,700,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	Sold	—	—	13,595	13,595
CARS Preferred Equity	PE	Various	N/A	14,253,922	10,297,833	14,310,609	11,783,121
Harnett Crossing	CJV	Dunn, NC	194,327	6,392,692	3,200,000	6,366,767	3,900,000

		Retail % as of 9/30/09	43%	77,114,889	71,197,833	115,011,117	99,496,716

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,629,712	14,000,000	10,312,588	17,800,000

		Hotel % as of 9/30/09	8%	10,629,712	14,000,000	10,312,588	17,800,000
Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 9/30/09			107%	$224,657,897	$177,797,817	$260,132,418	$232,992,716

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

EJV - Joint Venture Investment accounted for under the equity method

PE - Preferred equity investments accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		September 30, 2009 (unaudited)		December 31, 2008
	Face Amount	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest			20.0%		13.0%

Federal Home Loan Bank, 0 coupon bond, October 1, 2009	$4,002,000	$4,002,000	$4,002,000	$1,000,000	$1,000,000
Federal Home Loan Bank, 0 coupon bond, December 4, 2009	4,998,875	4,998,533	4,998,533	4,446,932	4,446,932
Federal Home Loan Bank, 0 coupon bond December 16, 2009	1,999,367	1,999,367	1,999,367	1,999,985	1,999,985
Federal Home Loan Bank, 0 coupon bond October 22, 2009	19,997,958	19,997,958	19,997,958	18,831,977	18,831,977

Total Cash Equivalents		30,997,858	30,997,858	26,278,894	26,278,894

Cash		2,185,465	2,185,465	1,457,626	1,457,626

Total Cash and Cash Equivalents		$33,183,323	$33,183,323	$27,736,520	$27,736,520

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

Note 1: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events through November 12, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q.

B.

Accounting Pronouncements Adopted - The Partnership adopted the FASB interpretation guidance on accounting for uncertainty in income taxes as of January 1, 2007. This interpretation prescribes a comprehensive model for how a partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a partnership has taken or expects to take on a tax return. The adoption of this guidance had no effect to the financial position and result of operations of the Partnership.

In September 2006, the FASB issued authoritative guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This guidance does not require any new fair value measurements, but the application of this guidance could change current practices in determining fair value. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership’s adoption effective January 1, 2008 did not have any material effect on the Partnership’s financial position and result of operations.

In February 2007, the FASB issued authoritative guidance on fair value option for financial assets and financial liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. This guidance also amended certain provisions in the existing guidance for investments in debt and equity securities. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted this guidance effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The Partnership’s adoption did not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Note 4 for details.

In December 2007, FASB revised authoritative guidance for business combinations, which expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing guidance for business combinations, including changes to acquisition related contingent consideration, preacquisition contingencies, noncontrolling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. This guidance is effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, FASB revised the accounting, presentation and disclosure for noncontrolling interests in consolidated financial statements. This revised guidance requires noncontrolling interests to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in this revision should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. This guidance is effective for the annual periods beginning after December 15, 2008. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million as of December 31, 2008. In addition, net income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled ($0.5) and ($0.6) million for the three and nine months ended September 30, 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

Note 1: Summary of Significant Accounting Policies (continued)

B.	Accounting Pronouncements Adopted (continued)

In April 2009, the FASB revised authoritative guidance on issued recognition and presentation of other-than-temporary impairments. This revision amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This revision also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This revision does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This revision is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance also amends the disclosure requirements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued additional guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in accounting for contingencies. This guidance also amends disclosure requirements. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued additional guidance for interim disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Partnership adopted this guidance within the interim period ending June 30, 2009. The Partnership’s adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In May 2009, the FASB issued authoritative guidance for subsequent events. This guidance addresses the accounting for and disclosure of subsequent events not addressed in other applicable United States Generally Accepted Accounting Principles (“U.S. GAAP”), including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Partnership’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1A.

In July 2009, the FASB launched its Accounting Standards Codification (the “Codification”), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and will impact the way the Partnership references U.S. GAAP accounting standards in the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

Note 1: Summary of Significant Accounting Policies (continued)

C.	New Accounting Pronouncements

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance includes techniques for measuring fair value when a quoted price in an active market for the identical liability is not available and clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Partnership will adopt this guidance effective with the annual reporting period ended December 31, 2009. The Partnership is currently assessing the impact of this statement on the Partnership’s consolidated financial position, results of operations, and financial statement disclosures.

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Partnership will adopt this guidance effective December 31, 2009. The Partnership is currently assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations, and financial statement disclosures.

Note 2: Reclassification

Certain prior period balances have been reclassified to conform with current period presentation. Such reclassifications had no effect on previously reported net assets.

Note 3: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the nine months ended September 30, 2009, and 2008, was $1,313,693 and $1,413,270, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the FASB guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximated value for the type of real estate in the market.

Fair Value Measurements:

FASB guidance on fair value measurements and disclosures establishes a fair value measurement framework, provides a single definition of fair value and requires expanded disclosure summarizing fair value measurements. This guidance provides a three-level hierarchy based on the inputs used in the valuation process. The level in the fair values hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1- Fair value is based on unadjusted quoted prices inactive markets that are accessible to the entity for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available.

Level 2- Fair value is based on inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.

Level 3- Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

For items classified as Level 3, a reconciliation of the beginning and ending balances, as shown in table 2 below, is also required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

Note 4: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at September 30, 2009 using
Assets:	Carrying amount at 9/30/09	Amounts measured at fair value 9/30/09	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$210,404	$167,500	$—	$—	$167,500
Real estate partnerships and preferred equity investments	14,254	10,298	—	—	10,298

Total	$224,658	$177,798	$—	$—	$177,798

		(in 000’s)
		Fair value measurements at December 31, 2008 using
Assets:	Carrying amount at 12/31/08	Amounts measured at fair value 12/31/2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$245,808	$221,196	$—	$—	$221,196
Real estate partnerships and preferred equity investments	14,324	11,797	—	—	11,797

Total	$260,132	$232,993	$—	$—	$232,993

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

Note 4: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2009 and September 30, 2008.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2009

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/09	$221,196	$11,797	$232,993

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(46,537)	(1,429)	(47,966)
Equity income (losses)/interest income	—	777	777
Purchases, issuances and settlements	(7,159)	(847)	(8,006)

Ending balance @ 9/30/09	$167,500	$10,298	$177,798

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(42,085)	$(1,429)	$(43,514)

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2008

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/08	$254,394	$14,524	$268,918

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(8,931)	(813)	(9,744)
Equity income (losses)/interest income	—	722	722
Purchases, issuances and settlements	7,750	(814)	6,936

Ending balance @ 9/30/08	$253,213	$13,619	$266,832

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(8,931)	$(813)	$(9,744)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

Note 4: Fair Value Measurements (continued)

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending September 30, 2009

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 7/1/09	$176,200	$10,489	$186,689

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(10,078)	(138)	(10,216)
Equity income (losses)/interest income	—	255	255
Purchases, issuances and settlements	1,378	(308)	1,070

Ending balance @ 9/30/09	$167,500	$10,298	$177,798

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(10,078)	$(138)	$(10,216)

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending September 30, 2008

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 7/1/08	$260,381	$13,908	$274,289

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(8,590)	(229)	(8,819)
Equity income (losses)/interest income	—	212	212
Purchases, issuances and settlements	1,422	(272)	1,150

Ending balance @ 9/30/08	$253,213	$13,619	$266,832

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(8,590)	$(229)	$(8,819)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

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

Based on borrowing rates available to the Partnership at September 30, 2009 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $40 million, and a carrying value of $40 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 6: Risk

A. Valuation Risk

There continue to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as in the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and these differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of September 30, 2009 and December 31, 2008.

B. Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2009 the Partnership had no outstanding matured loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2009 and December 31, 2008

Note 8: Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”) charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2009 and 2008, management fees incurred by the Partnership were $2,017,562 and $2,608,842, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for each of the nine months ended September 30, 2009 and 2008 were $40,222 and $40,222, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

Note 9: Financial Highlights

	For The Nine Months Ended September 30,
	2009	2008	2007	2006	2005
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$31.65	$36.55	$33.87	$29.59	$26.15
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.09	1.55	1.71	1.50	1.22
Investment Management fee attributable to general partners’ controlling interest	(0.30)	(0.39)	(0.37)	(0.33)	(0.29)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	(6.73)	(1.31)	0.89	2.07	2.05

Net Increase in Net Assets Resulting from Operations attributable to general partners’ controlling interest	(5.94)	(0.15)	2.23	3.24	2.98

Net Asset Value attributable to general partners’ controlling interest, end of period	$25.71	$36.40	$36.10	$32.83	$29.13

Total Return attributable to general partners’ controlling interest, before Management Fee:	-17.85%	0.64%	7.70%	12.14%	12.58%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	-18.75%	-0.41%	6.58%	10.96%	11.39%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$166	$246	$244	$222	$208
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	1.23%	1.08%	1.15%	1.15%	1.10%
Net Investment Income, before Management Fee	3.76%	4.20%	5.02%	4.87%	3.04%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

    Net Investment Income + Net Realized and Unrealized Gains/(Losses)

          Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Note 10: Subsequent Event

On October 1, 2009, the Partnership paid in full the outstanding investment level debt balance and accrued interest related to the Brookwood Apartments in the amount of $8,782,013.

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

(a) Liquidity and Capital Resources

As of September 30, 2009, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $33.2 million, an increase of approximately $5.5 million from $27.7 million at December 31, 2008. The increase was primarily due to cash flows received from the Partnership’s operating activities and the disposition of a retail asset, as discussed below. Partially offsetting this increase were capital expenditures to existing properties and a distribution to the Partners, as detailed below. Sources of liquidity included net cash flow from property operations, financings, dispositions, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2009, approximately 15.5% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership disposed of a retail center in Roswell, Georgia during the nine months ended September 30, 2009. The property sold for net proceeds of approximately $9.7 million. Also during the period, the Partnership made distributions to its Partners totaling $8.0 million. As of September 30, 2009, the Partnership had reserved approximately $8.8 million to pay off the loan secured by the apartment property in Atlanta, Georgia, which was paid on October 1, 2009.

During the nine months ended September 30, 2009, the Partnership spent approximately $2.5 million on capital improvements to various existing properties. Approximately $0.9 million was associated with leasing commissions and capital upgrades at the office property in Brentwood, Tennessee; approximately $0.3 million was spent on property upgrades and leasing costs at the office property in Lisle, Illinois; approximately $0.3 million funded renovations and repairs at the apartment property in Atlanta, Georgia; approximately $0.3 million contributed to renovations and exterior upgrades at the hotel property in Lake Oswego, Oregon; and approximately $0.2 million financed a parking lot expansion at the office property in Brentwood, Tennessee. The remaining $0.5 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three-month periods ended September 30, 2009, and 2008.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the nine months ended September 30, 2009 was approximately $5.2 million, a decrease of approximately $3.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest resulted primarily from a $1.3 million decline in the retail sector investments’ net investment income from the prior year period. Additionally the office, apartment, and hotel sector investments’ net investment incomes declined approximately $0.9 million, $0.5 million, and $0.5 million from the prior year period, respectively. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended September 30, 2009 was approximately $1.7 million, a decrease of approximately $0.7 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily attributable to the $0.5 million decline in the office sector investments’ net investment income from the prior year period. Additionally the hotel and apartment sector investments’ net investment incomes attributable to the general partners’ controlling interest declined approximately $0.2 million and $0.1 million from the prior year period, respectively. Partially offsetting this decline was a decrease in other net investment losses attributable to the general partners’ controlling interest of approximately $0.1 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recognized a loss attributable to the general partners’ controlling interest of $4.5 million for the nine-month period ended September 30, 2009, compared with no realized gains or losses attributable to the general partners’ controlling interest for the prior year period. The loss was a result of a disposition of an asset at a price below the appraised gross market value of the Partnership’s retail property in Roswell, Georgia.

The Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $40.6 million for the nine months ended September 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.4 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the nine months ended September 30, 2009 was due to property valuation declines across all property sectors.

The Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.6 million for the quarter ended September 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $8.2 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the quarter ended September 30, 2009 was a result of property valuation declines in the retail, office, hotel, and apartment sector investments of approximately $4.7 million, $3.5 million, $0.8 million, and $0.7 million, respectively. The net unrealized losses attributable to the general partners’ controlling interest for the nine and three-month periods ended September 30, 2009, respectively, were attributable to valuation declines in all property sectors primarily due to increased investment rates suggesting an industry-wide repricing. Investment rates include direct and terminal capitalization rates (average increases for the Partnership of 86 and 55 basis points, respectively, from the period ended December 31, 2008), and discount rates (average increase for the Partnership of 72 basis points from the period ended December 31, 2008), which reflect investors’ yield requirements on investments. The increase in investment rates was caused by the national economic downturn, frozen credit markets, weakening market fundamentals, and deteriorated demand for commercial real estate. The components of these valuation losses are discussed below by investment type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and realized and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the nine and three-month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net Investment Income:

Office properties	$2,063,323	$2,946,458	$507,941	$1,002,889
Apartment properties	1,883,182	2,403,477	592,254	703,351
Retail properties	3,194,788	4,464,769	1,032,375	1,060,885
Hotel property	416,843	961,822	261,054	432,562
Other (including interest income, investment mgt fee, etc.)	(2,323,208)	(2,338,642)	(669,130)	(797,223)

Total Net Investment Income	$5,234,928	$8,437,884	$1,724,494	$2,402,464

Net Realized Gain (Loss) on Real Estate Investments:

Retail properties	(4,452,106)	—	—	—

Net Realized Gain (Loss) on Real Estate Investments	(4,452,106)	—	—	—

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(15,033,244)	(3,810,194)	(3,492,532)	(1,447,594)
Apartment properties	(10,167,354)	1,550,725	(642,718)	940,413
Retail properties	(12,136,729)	(6,721,128)	(4,728,952)	(7,292,156)
Hotel property	(3,229,699)	(460,225)	(759,369)	(359,467)

Net Unrealized Gain (Loss) on Real Estate Investments	(40,567,026)	(9,440,822)	(9,623,571)	(8,158,804)

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$(45,019,132)	$(9,440,822)	$(9,623,571)	$(8,158,804)

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Lisle, IL	$51,479	$523,139	$(3,191,325)	$(2,144,192)	36%	70%
Brentwood, TN	319,676	780,310	(6,495,216)	249,458	70%	89%
Beaverton, OR	899,962	840,781	(2,272,417)	(1,215,460)	88%	88%
Brentwood, TN	792,206	802,228	(3,074,286)	(700,000)	100%	100%

	$2,063,323	$2,946,458	$(15,033,244)	$(3,810,194)

Three Months Ended September 30,
Property
Lisle, IL	$5,704	$229,109	$(894,393)	$(1,007,132)
Brentwood, TN	(33,309)	256,049	(2,003,042)	273,195
Beaverton, OR	295,655	279,321	(242,152)	(13,657)
Brentwood, TN	239,891	238,410	(352,945)	(700,000)

	$507,941	$1,002,889	$(3,492,532)	$(1,447,594)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $2.1 million for the nine months ended September 30, 2009, a decrease of approximately $0.9 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.5 million for the quarter ended September 30, 2009, a decrease of approximately $0.5 million from the prior year period. The decreases for the nine and three-month periods ended September 30, 2009 were primarily due to a) decreased occupancy at the property in Lisle, Illinois; and b) a decrease in occupancy and a rental abatement given to the largest tenant at the property in Brentwood, Tennessee. Partially offsetting this decrease was an increase in net investment income attributable to the general partners’ controlling interest at the property in Beaverton, Oregon due to increased rents.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $15.0 million during the nine months ended September 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $3.8 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the nine-month period ended September 30, 2009 was primarily due to valuation declines caused by (a) increased investment rates (average direct capitalization rate increases for the Partnership’s office investments of 65 basis points for the nine-month period ended September 30, 2009) and implementation of more conservative growth and market leasing projections reflecting the market downturn across the office sector; and (b) significant upcoming capital requirements associated with leasing costs at the properties in Lisle, Illinois and Brentwood, Tennessee.

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $3.5 million during the quarter ended September 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.4 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the three-month period ended September 30, 2009 was primarily due to valuation declines caused by significant upcoming capital requirements associated with leasing costs at the properties in Lisle, Illinois and Brentwood, Tennessee.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Atlanta, GA	$332,593	$417,093	$(2,538,635)	$269,612	95%	92%
Raleigh, NC	186,989	476,502	(1,660,188)	865,688	96%	94%
Austin, TX	941,126	1,063,838	(4,083,628)	498,422	94%	94%
Charlotte, NC	422,474	446,044	(1,884,903)	(82,997)	96%	94%

	$1,883,182	$2,403,477	$(10,167,354)	$1,550,725

Three Months Ended September 30,
Property
Atlanta, GA	$92,606	$86,778	$(596,264)	$169,169
Raleigh, NC	79,867	144,058	(29,414)	484,751
Austin, TX	270,168	302,575	1,000,000	300,000
Charlotte, NC	149,613	169,940	(1,017,040)	(13,507)

	$592,254	$703,351	$(642,718)	$940,413

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $1.9 million for the nine months ended September 30, 2009, a decrease of approximately $0.5 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2009 was primarily due to the write-off of previous years’ accrued receivables at the property in Raleigh, North Carolina, and increased concessions at each apartment property caused by soft market conditions and weakened demand.

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.6 million for the quarter ended September 30, 2009, a decrease of approximately $0.1 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the quarter ended September 30, 2009 was primarily due to increased concessions at each apartment property caused by soft market conditions and weakened demand.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $10.2 million for the nine months ended September 30, 2009, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million for the prior year period. The apartment properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.6 million for the quarter ended September 30, 2009, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.9 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the nine and three-month periods ended September 30, 2009 were primarily due to valuation declines caused by increased investment rates (average direct capitalization rate increases for the Partnership’s apartment investments of 79 and 20 basis points, respectively, for the nine and three-month periods ended September 30, 2009) and implementation of more conservative growth and market leasing projections reflecting the market downturn across the apartment sector.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Realized & Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Roswell, GA(1)	$137,068	$1,307,896	$(4,452,106)	$(6,210,373)	N/A	79%
Kansas City, KS(2)	21,094	(34,738)	—	—	N/A	N/A
Hampton, VA	753,204	990,925	(4,314,384)	1,039,970	89%	99%
Ocean City, MD	845,623	588,363	(1,877,704)	(135,750)	95%	89%
Westminster, MD	888,835	875,779	(4,100,156)	(594,987)	100%	100%
Dunn, NC	(200,090)	(13,500)	(415,885)	(6,820)	34%	34%
CARS Preferred Equity	749,054	750,044	(1,428,600)	(813,168)	N/A	N/A

	$3,194,788	$4,464,769	$(16,588,835)	$(6,721,128)

Three Months Ended September 30,
Property
Roswell, GA(1)	$(96,692)	$392,849	$—	$(5,501,424)
Kansas City, KS(2)	362	(42,225)	—	—
Hampton, VA	250,499	321,838	(2,501,128)	(255,099)
Ocean City, MD	278,854	265,982	(370,820)	(616,807)
Westminster, MD	279,782	111,047	(1,300,036)	(594,054)
Dunn, NC	66,926	(238,221)	(418,568)	(96,196)
CARS Preferred Equity	252,644	249,615	(138,400)	(228,576)

	$1,032,375	$1,060,885	$(4,728,952)	$(7,292,156)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009.
(2)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the nine months ended September 30, 2009.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $3.2 million for the nine months ended September 30, 2009, a decrease of approximately $1.3 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the nine-month period ended September 30, 2009 was largely due to (a) the loss of income related to the disposition of the Roswell, Georgia retail property; (b) increased vacancy at the retail property in Hampton, Virginia; and (c) increased rent relief across each retail property. This decrease was partially offset by an increase in net investment income at the retail property in Ocean City, Maryland due to increased occupancy resulting from the completion of redevelopment.

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.0 million for the quarter ended September 30, 2009, relatively unchanged from the prior year period. The loss of income related to the disposition of the Roswell, Georgia retail property was offset by a one-time occurrence related to bad debt expense at the retail property in Dunn, North Carolina during the prior year period and the allowance for accrued interest income that was deemed uncollectible and written off at the retail property in Westminster, Maryland during the prior year period.

Realized and Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net realized and unrealized loss attributable to the general partners’ controlling interest of approximately $16.6 million for the nine months ended September 30, 2009, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $6.7 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the nine-month period ended September 30, 2009 was primarily due to (a) a net realized loss attributable to the general partners’ controlling interest of approximately $4.5 million at the retail property in Roswell, Georgia due to the disposition of the asset at a price below the appraised gross market value; (b) a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.4 million the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment due to increased market yield expectations for similar financial investments and an increasingly high position in the capital stack, which reflects a decreased likelihood of return of capital; (c) deteriorating retail fundamentals resulting in reduced market rents and increased rent relief across the retail sector investments; (d) increased investment rates (average direct capitalization rate increase for the Partnership’s retail investments excluding “CARS” of 117 basis points for the nine-month period ended September 30, 2009); and (e) implementation of more conservative growth and market leasing projections reflecting the market downturn across the retail sector.

The retail properties owned by the Partnership recorded a net realized and unrealized loss attributable to the general partners’ controlling interest of approximately $4.7 million for the quarter ended September 30, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $7.3 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the quarter ended September 30, 2009 was primarily due to (a) deteriorating retail fundamentals resulting in reduced market rents and increased rent relief across the retail sector investments; and (b) increased investment rates (average direct capitalization rate increases for the Partnership’s retail investments excluding “CARS” of 40 basis points for the quarter ended September 30, 2009); and (c) implementation of more conservative growth and market leasing projections reflecting the market downturn across the retail sector.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Lake Oswego, OR	$416,843	$961,822	$(3,229,699)	$(460,225)	61%	76%

Three Months Ended September 30,
Property
Lake Oswego, OR	$261,054	$432,562	$(759,369)	$(359,467)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.4 million for the nine months ended September 30, 2009, a decrease of approximately $0.6 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.3 million for the quarter ended September 30, 2009, a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property for the nine and three-month periods ended September 30, 2009 was largely due to decreased occupancy and average daily room rate at the property as a result of the weakening hospitality market driven by decreased business and vacation travel.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $3.2 million for the nine months ended September 30, 2009, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.5 million for the prior year period. The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $0.8 million for the quarter ended September 30, 2009, compared with an unrealized loss attributable to the general partners’ controlling interest of $0.4 million for the prior year period. The unrealized losses attributable to the general partners’ controlling interest for the Partnership’s hotel property for both the nine and three-month periods ended September 30, 2009 were due to valuation declines caused by decreased occupancy and average daily rate, increased investment rates (average direct capitalization rate increases for the Partnership’s hotel investment of 75 basis points for the nine-month period ended September 30, 2009), and implementation of more conservative growth and market leasing projections reflecting the market downturn across the hotel sector.

Other

Other net investment loss attributable to the general partners’ controlling interest remained relatively unchanged from the prior year period for the nine month period ended September 30, 2009. Other net investment loss attributable to the general partners’ controlling interest decreased $0.1 million for the quarter ended September 30, 2009 over the prior year period. Other net investment includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

Accounting Pronouncements Adopted

The Partnership adopted the FASB interpretation guidance on accounting for uncertainty in income taxes as of January 1, 2007. This interpretation prescribes a comprehensive model for how a partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Partnership has taken or expects to take on a tax return. The adoption of this guidance had no effect to the financial position and result of operations of the Partnership.

In September 2006, the FASB issued authoritative guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This guidance does not require any new fair value measurements, but the application of this guidance could change current practices in determining fair value. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership’s adoption effective January 1, 2008 did not have any material effect on the Partnership’s financial position and result of operations.

In February 2007, the FASB issued authoritative guidance on fair value option for financial assets and financial liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. This guidance also amended certain provisions in the existing guidance for investments in debt and equity securities. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted this guidance effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The Partnership’s adoption did not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Note 4 of the related Notes in this filing for details.

In December 2007, FASB revised authoritative guidance for business combinations, which expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing guidance for business combinations, including changes to acquisition related contingent consideration, preacquisition contingencies, noncontrolling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. This guidance is effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, FASB revised the accounting, presentation and disclosure for noncontrolling interests in consolidated financial statements. This revised guidance requires noncontrolling interests to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in this revision should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. This guidance is effective for the annual periods beginning after December 15, 2008. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million as of December 31, 2008. In addition, net income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled ($0.5) and ($0.6) million for the three and nine months ended September 30, 2008, respectively.

In April 2009, the FASB revised authoritative guidance on issued recognition and presentation of other-than-temporary impairments. This revision amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This revision also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This revision does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This revision is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance also amends the disclosure requirements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued additional guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires an asset acquired or liability assumed in a business combination that arises from a contingency to be recognized at fair value at the acquisition date, if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date using the guidance in accounting for contingencies. This guidance also amends disclosure requirements. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Partnership’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In April 2009, the FASB issued additional guidance for interim disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Partnership adopted this guidance within the interim period ending June 30, 2009. The Partnership’s adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In May 2009, the FASB issued authoritative guidance for subsequent events. This guidance addresses the accounting for and disclosure of subsequent events not addressed in other applicable U.S. GAAP, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Partnership’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1A of the related Notes in this filing.

In July 2009, the FASB launched its Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or the “Codification”, as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and will impact the way the Partnership references U.S. GAAP accounting standards in the financial statements.

New Accounting Pronouncements

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance includes techniques for measuring fair value when a quoted price in an active market for the identical liability is not available and clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Partnership will adopt this guidance effective with the annual reporting period ended December 31, 2009. The Partnership is currently assessing the impact of this statement on the Partnership’s consolidated financial position, results of operations, and financial statement disclosures.

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Partnership will adopt this guidance effective December 31, 2009. The Partnership is currently assessing the impact of this guidance on the Partnership’s consolidated financial position, results of operations, and financial statement disclosures.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the FASB guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximated value for the type of real estate in the market.

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

Interest Rate Risk – The general partner’s controlling interest exposure to market rate risk for changes in interest rates relates to approximately 43.87% of its investment portfolio as of September 30, 2009, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at September 30, 2009:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and Cash equivalents	0-3 months	$33.2	1.57%

The table below discloses the Partnership’s debt as of September 30, 2009. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$8,883	$566	$604	$646	$463	$4,475	$15,637	$15,581
Variable Rate	—	$15,071	—	—	$9,000	—	$24,071	$24,012
Premium/(Discount) on Investment Level Debt	$(3)	—	—	—		—	$(3)	—

Total Investment Level Debt	$8,880	$15,637	$604	$646	$9,463	$4,475	$39,705	$39,593

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC”, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e), during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the risks described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: November 12, 2009

By:	/S/ SCOTT D. KAPLAN
Scott D. Kaplan
President and Director
(Principal Executive Officer)