Form 10-K
period 2009-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2010-03-25
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one)

Large Accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act) YES ☐ NO ☒

DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 11, 2010, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2009.

PRUCO LIFE OF NEW JERSEY CONTRACT

REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, the Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the severe economic conditions and the severe stress experienced by the financial markets that began the second half of 2007 and continued into 2009; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including government actions in response to the stress experienced by the financial markets; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. As noted above, the period from the second half of 2007 continuing into 2009 was characterized by extreme adverse market and economic conditions. The forgoing risks are even more pronounced in these unprecedented market and economic conditions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

PART I

Item 1. Business

The Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on October 30, 1987. Pursuant to New Jersey law, the Real Property Account was established as a separate investment account of The Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”). The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the “Contracts”) issued by Pruco Life of New Jersey.

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

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership’s assets are generally held in cash or invested in liquid instruments and securities although the Partners reserve discretion to increase this amount to meet partnership liquidity requirements. The following is a summary of the Partnership’s real estate investments as of December 31, 2009:

Office Properties – The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 372,007, of which 75%, or 279,838 square feet, is leased between 1 and 10 years.

Apartment Complexes – The Partnership owns apartment properties in Atlanta, Georgia; Austin, Texas; Charlotte, North Carolina; and Raleigh, North Carolina, comprising a total of 855 apartment units, of which 95%, or 809 units, are leased. Leases range from month-to-month to sixteen months.

Retail Property – The Partnership owns retail properties in Ocean City, Maryland; Hampton, Virginia; Dunn, North Carolina; and Westminster, Maryland. Total square footage owned is approximately 655,855 of which 78%, or 512,734 square feet, is leased between 1 and 30 years.

Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2009 averaged 61%.

Investment in Real Estate Trust – The Partnership liquidated its entire investment in shares of a real estate investment trust, or “REIT” in December 2001. The Partnership does, however, maintain a preferred equity investment in a REIT (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information).

The Partnership’s investments are maintained so as to meet the diversification requirements set forth in treasury regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h) requires, among other things, that the Partnership will have no more than 55% of its assets invested in any one investment, no more than 70% of its assets in any two investments, no more than 80% of its assets in any three investments, and no more than 90% of its assets in any four investments. Also, to comply with regulatory requirements of the State of Arizona, the Partnership limits investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership’s gross assets as of the prior fiscal year.

For more information regarding the Partnership’s investments, operations and other significant events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Supplementary Data.

The following is a description of general conditions in the U.S. real estate markets for 2009 to which the Partnership’s investments were subject. It does not relate to specific properties held by the Partnership. The Partnership does not have widely diversified holdings; therefore, the discussions of vacancy rates, property values, required investment rates and returns in this section are not necessarily relevant to the Partnership’s portfolio. These historic trends are not indicative of future performance.

Market Conditions

After approximately two years of economic decline, some positive signs for commercial real estate have recently appeared. Employment losses have slowed but continue to increase. Unlike the early 1990s recession, when substantial amounts of capital were withdrawn from the commercial real estate asset class, some REITs and private funds have been able to raise capital for future opportunities. Meanwhile, real estate secured debt is becoming more available: in the fourth quarter of 2009 the first non-agency commercial mortgage-backed securities (CMBS) were issued in more than a year, and some banks and life insurance companies have become more willing to lend. Despite value stabilization, there are reasons to be cautious, as commercial real estate fundamentals remain weak. Vacancy rates in all major asset classes have been increasing for two years due to the combination of new supply and negative absorption, causing property incomes to fall near-term. Investment rates, the returns to investment demanded by property buyers known as capitalization or “cap” rates, rose considerably during 2009, causing property values to decline.

Debt Markets

Except for multi-family properties, which are covered by Fannie Mae and Freddie Mac, the availability of mortgage financing is not strong. Some traditional commercial mortgage providers have returned to the market, and will lend against high-quality assets. However, total origination volume remains relatively low because borrower demand is weak, and there are few debt providers willing to lend on properties that are in secondary locations or do not have a strong tenant base. Insurers have few delinquent loans on their books. They are entering into low-leverage loans secured by high-quality properties at higher interest rate spreads than in past years when there was lower competition due to greater loan supply. In particular, small- to medium-sized properties with stable cash flows and creditworthy sponsors are typically now able to find a life insurance company or bank willing to originate a mortgage.

On the property level, many maturing bank loans cannot be refinanced with the same level of proceeds. With property values down significantly from the market peak, most maturing bank loans exceed the banks’ desired loan-to-value ratios. As a result, many maturing bank mortgages over the past year have been extended because borrowers are unable to provide additional capital for overleveraged properties, and banks want to avoid foreclosing as long as the borrower is paying debt service. When banks agree to extend loans they often require a higher interest rate, partial principal repayment, increased amortization, or some combination thereof.

REIT Market

The REIT market recovery occurred simultaneously with the rally in the global stock and bond markets that started in March 2009. The recovery was broad-based, both within the REIT sector and across the broader public equities market. Further, REITs’ access to capital improved significantly in the third quarter due in part to the rally in the corporate bond market, which caused yield spreads to narrow sharply. Amid strong demand from high yield investors, both institutional and retail, REITs turned to the unsecured bond market to raise capital. We believe most of the capital raised to date has been used to refinance maturing debt or to pay down credit lines.

Property Markets

The U.S. economy has exhibited severe levels of unemployment since December 2007 and January 2009, when the underemployed, which includes part-time workers in search of full-time jobs and those who have given up searching, increased to 17.3%. Every sector in the commercial real estate market is approaching historic lows in terms of demand and income growth. The employment market outlook and reductions in consumer spending since 2007 could create leasing risk for commercial properties, including office properties, shopping centers, industrial properties, hotels and apartments, which have historically exhibited positive correlation to job growth.

Hotels: A reduction in both business and leisure travel caused national hotel occupancy rates to drop in 2009. Revenue per available room (RevPAR) fell in 2009, and borrower defaults on loans secured by hotels are rising.

Offices: The real estate market has seen negative net absorption of office space over the past two years, which is expected to cause near-term vacancy rates to rise. Unlike some other sectors, office development has been fairly stagnant in recent years, thus exerting a dampening effect on vacancy rates due to lower supply.

Retail: The significant decline in consumer spending has had a large impact on the retail sector. Retail property values have fallen, and consumer spending remains below 2007 levels. Many retailers survived despite the severity of contraction in sales; however, other retailers have contracted or gone out of business as a result of the weak economy.

Apartment: The apartment sector continues to exhibit weak demand due to job losses and excess supply from the single-family and condominium markets. The national apartment vacancy rate reached its highest level in 30 years during the fourth quarter of

2009. The presence of the government-backed agencies like Fannie Mae and Freddie Mac that provide multi-family financing has helped the sector avoid a larger decline in property values. However, it is unclear how the sector will fare if Fannie Mae and Freddie Mac reduce their balance sheets as planned.

Industrial: Warehouse properties are sensitive to retail spending. Port activity fell sharply during the recession. Like other property types, no new supply is being produced.

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

Our business and results of operations were materially adversely affected by the adverse conditions in the financial markets and adverse economic conditions generally that began in the second half of 2007 and continued into 2009. Our business, results of operations and financial condition may be adversely affected, possibly materially, if these conditions recur or deteriorate.

Our results of operations were materially adversely affected by conditions in the global financial markets and the economy generally, that began in the second half of 2007 and continued into 2009. Volatility and disruption in the global financial markets reached unprecedented levels for the Post World War II period. The availability and cost of credit were materially affected. These factors, combined with economic conditions in the U.S., including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets experienced both extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Equity markets have also been experiencing heightened volatility. These events had and, to the extent they persist or recur, may have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Governmental actions in response to the recent financial crisis could subject us to substantial additional regulation.

The U.S. federal government has taken and is considering taking actions to address the recent financial crisis which are significant. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition. Governmental actions in response to the recent financial crisis could subject Prudential, its parent company and its affiliates to substantial additional regulation. For example, during 2009, the Obama Administration and Congress announced proposals to reform the national regulation of financial services and financial institutions, including through the “Wall Street Reform and Consumer Protection Act of 2009” which was approved by the House of Representatives in December 2009. Under this bill, Prudential, its parent company and its affiliates could become subject to unspecified stricter standards, including stricter requirements and limitations relating to capital, leverage, liquidity, debt to income ratios, and counterparty exposure, as well as overall risk management requirements and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Also, if enacted, the bill would also establish a “Federal Insurance Office” within the Department of the Treasury which, among other things, would be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. We cannot predict whether Prudential, its parent company or its affiliates or any of their activities might be designated for stricter standards, if the bill’s provisions became law. Nor can we predict what standards might be imposed, or what impact such standards would have on our business, financial condition or results of operations.

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

Under current law, the estate tax is completely eliminated for 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact the sale or persistency of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of taxes payable.

On February 1, 2010 the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” or Revenue Proposals. Although the Administration has not released proposed statutory language, the Revenue Proposals includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products.

The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our business.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. This is particularly the case under current market conditions. It appears likely that the continuing financial markets dislocation will lead to extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

We are subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased our requirements in these and other areas. Changes in accounting requirements could have an impact on our reported results of operations and our reported financial position.

Insurance regulators, as well as industry participants, have begun to implement significant changes in the way in which statutory reserves and statutory capital are determined particularly for products with embedded options and guarantees, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

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

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2009, the Partnership had no outstanding matured loans.

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

¡

All real estate investments are subject to varying degrees of risk. The yields available from investments depend on the amounts of income generated and expenses incurred. If investment properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, cash flow will be adversely affected.

¡

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

¡

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

¡

Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing obligations and access the capital necessary to replace assets withdrawn by customers.

¡

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

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition, including in the following respects:

•

Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•	A natural or man-made disaster could result in losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in financial markets.

•

A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular. As previously reported, in August 2004, the U.S. Department of Homeland Security identified our Newark, New Jersey facilities, along with those of several other financial institutions in New York and Washington, D.C., as possible targets of a terrorist attack.

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

As of December 31, 2009, approximately 2,091 contract owners of record held investments in the Real Property Account.

Item 6. Selected Financial Data

Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position are summarized as follows:

RESULTS OF OPERATIONS:

	Year Ended December 31,

	2009	2008	2007	2006	2005

RESULTS OF OPERATIONS:

Total Investment Income	$26,678,405	$32,124,390	$31,700,063	$28,623,487	$28,644,271

Net Investment Income	$7,250,690	$11,138,184	$12,663,580	$11,161,728	$9,219,171

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	(45,984,726)	(44,233,635)	5,453,595	18,352,005	15,460,619

Net Increase in Net Assets Resulting From Operations	$(38,734,036)	$(33,095,451)	$18,117,175	$29,513,733	$24,679,790

FINANCIAL POSITION:

			Year Ended December 31,

	2009	2008	2007	2006	2005

Total Assets	$204,296,658	$263,665,273	$290,166,898	$272,136,819	$246,015,115

Long Term Lease Obligation	$-	$-	$-	$-	$-

Investment Level Debt	$30,824,899	$40,047,827	$32,121,712	$32,710,488	$33,195,607

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

(a) Liquidity and Capital Resources

As of December 31, 2009, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $24.5 million, a decrease of approximately $3.2 million from $27.7 million at December 31, 2008. The decrease was primarily due to a distribution to the partners of $8.0 million, the repayment of a loan at the apartment investment in Atlanta, Georgia, and capital expenditures on existing properties, as discussed below. Partially offsetting this decrease were cash flows received from the Partnership’s operating activities, and proceeds from the sales of a retail investment in Roswell, Georgia and an outparcel at the retail investment in Dunn, North Carolina, as detailed below. Sources of liquidity included net cash flow from property operations, financings, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of December 31, 2009, approximately 12.0% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership did not have any acquisitions for the year ended December 31, 2009. The Partnership paid off an $8.7 million loan at the apartment property in Atlanta, Georgia on October 1, 2009.

Dispositions for the year ended December 31, 2009 included the sale of two assets. On May 1, 2009, the Partnership sold the retail property in Roswell, Georgia, resulting in net proceeds of $9.7 million to the Partnership. On November 10, 2009, the Partnership sold an outparcel at the retail property in Dunn, North Carolina, resulting in net proceeds of $0.4 million to the Partnership.

During the year ended December 31, 2009, the Partnership spent approximately $3.4 million on capital improvements to various existing properties. Approximately $1.0 million was associated with tenant improvements, leasing expenses, and interior upgrades at the office property in Brentwood, Tennessee; approximately $1.0 million funded tenant improvements, leasing expenses, and interior upgrades at the office property in Lisle, Illinois; approximately $0.4 million contributed to the renovation of the hotel property in Lake Oswego, Oregon; and approximately $0.4 million financed exterior repair and interior renovation at the apartment property in Atlanta, Georgia. The remaining $0.6 million was associated with minor capital improvements and transaction costs associated with leasing expenses related to other properties in the Partnership.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2009, and 2008.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2009 was approximately $7.3 million, a decrease of approximately $3.9 million from the prior year. The decrease in net investment income attributable to the general partners’ controlling interest was attributable to declines in every sector’s net investment income attributable to the general partners’ controlling interest ranging from approximately $1.6 million to $0.5 million during the year ended December 31, 2009 from the prior year, as depicted in the table on the following page. Partially offsetting these decreases was a decrease in other income losses of approximately $0.2 million from the prior year. The components of this net investment income attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation overview

The Partnership recognized a loss on real estate investments sold attributable to the general partners’ controlling interests of approximately $4.3 million for the year ended December 31, 2009, compared with no gain/(loss) on real estate investments sold attributable to the general partners’ controlling interest for the prior year. The Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $41.7 million for the year ended December 31, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $44.2 million for the prior year. The net unrealized loss attributable to the general partners’ controlling interest of approximately $41.7 million for the year ended December 31, 2009 was primarily attributable to valuation declines in every sector primarily due to increased investment rates suggesting an industry-wide repricing. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. The increase in investment rates was caused by the national economic downturn, frozen credit markets, weakening market fundamentals, and deteriorated demand for commercial real estate. The components of these valuation losses are discussed below by investment type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and recognized and unrealized gain or (loss) attributable to the general partners’ controlling interests or losses attributable to the general partners’ controlling interests by investment type for the years ended December 31, 2009 and 2008.

	Twelve Months Ended December 31,
	2009	2008
Net Investment Income:

Office properties	$2,463,010	$3,893,422
Apartment properties	2,674,979	3,129,457
Retail properties	4,425,357	6,062,399
Hotel property	620,724	1,213,328
Other (including interest income, investment mgt fee, etc.)	(2,933,380)	(3,160,422)

Total Net Investment Income	$7,250,690	$11,138,184

Net Recognized Gain (Loss) on Real Estate Investments:

Retail properties	(4,254,196)	-

Net Recognized Gain (Loss) on Real Estate Investments	(4,254,196)	-

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(15,609,886)	(6,677,199)
Apartment properties	(9,659,969)	(12,344,133)
Retail properties	(12,728,430)	(23,864,965)
Hotel property	(3,732,245)	(1,347,338)

Net Unrealized Gain (Loss) on Real Estate Investments	(41,730,530)	(44,233,635)

Net Recognized and Unrealized Gain (Loss)on Real Estate Investments	($45,984,726)	($44,233,635)

OFFICE PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Lisle, IL	$44,274	$767,766	$(3,809,684)	$(2,664,209)	48%	70%
Brentwood, TN	149,890	972,063	(6,012,154)	(83,142)	70%	83%
Beaverton, OR	1,178,698	1,090,039	(2,612,641)	(2,911,733)	88%	88%
Brentwood, TN	1,090,148	1,063,554	(3,175,407)	(1,018,115)	100%	100%
	$2,463,010	$3,893,422	$(15,609,886)	$(6,677,199)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $2.5 million for the year ended December 31, 2009, a decrease of approximately $1.4 million from the prior year. The decrease in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2009 was primarily the result of (a) a $0.8 million decrease at the property in Brentwood, Tennessee due to a decrease in occupancy and free rent given to the largest existing tenant; and (b) a $0.7 million decrease at the property in Lisle, Illinois due to a decrease in occupancy. These decrease were partially offset by an increase in net investment income attributable to the general partners’ controlling interest at the property in Beaverton, Oregon due to increased contract rents.

Unrealized gain /(loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $15.6 million during the year ended December 31, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $6.7 million for the prior year. The net unrealized loss attributable to the general partners’ controlling interest of approximately $15.6 million for the year ended December 31, 2009 was primarily due to increased investment rates and more conservative market leasing assumptions across the office sector that caused each property to decline in value. Specifically, this contributed to the net unrealized losses attributable to the general partners’ controlling interest of approximately $2.6 million and $3.2 million at the properties in Beaverton, Oregon and Brentwood, Tennessee, respectively. In addition, prolonged free rent and significant leasing costs associated with the renewal of the property’s largest tenant at the property in Brentwood, Tennessee resulted in decreased cash flows, which contributed to its net unrealized loss attributable to the general partners’ controlling interest of approximately $6.0 million. Finally, at the office property in Lisle, Illinois, notification from the property’s largest tenant of its intent to vacate upon lease expiration in January 2009 resulted in decreased projected cash flows, which contributed to its net unrealized loss attributable to the general partners’ controlling interest of approximately $3.8 million.

APARTMENT PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Atlanta, GA	$512,311	$480,064	$(1,999,912)	$(4,362,625)	92%	91%
Raleigh, NC	332,684	608,481	(1,679,426)	(3,258,506)	93%	87%
Austin, TX	1,260,713	1,440,973	(4,083,628)	(2,108,514)	95%	92%
Charlotte, NC	569,271	599,939	(1,897,003)	(2,614,488)	91%	90%
	$2,674,979	$3,129,457	$(9,659,969)	$(12,344,133)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $2.7 million for the year ended December 31, 2009, a decrease of approximately $0.5 million from the prior year. The decrease in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2009 was primarily due to decreased contract rents and increased concessions at the apartment properties in Raleigh, North Carolina; Austin, Texas; and Charlotte, North Carolina.

Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.7 million for the year ended December 31, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $12.3 million for the prior year. The net unrealized loss attributable to the general partners’ controlling interest for the year ended December 31, 2009 was primarily due to increased investment rates and more conservative market leasing assumptions across the apartment sector that caused each property to decline in value.

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Recognized & Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Roswell, GA(1)	$136,726	$1,674,996	$(4,452,106)	$(10,610,373)	N/A	38%
Kansas City, KS (2)	21,094	(15,941)	-	-	N/A	N/A
Hampton, VA	967,392	1,318,984	(4,825,583)	(3,160,726)	89%	98%
Ocean City, MD	1,113,478	820,593	(2,121,292)	(686,899)	96%	95%
Westminster, MD	1,214,240	1,181,465	(3,800,156)	(3,394,988)	100%	100%
Dunn, NC (3)	(101,433)	81,363	(116,789)	(3,484,491)	36%	34%
CARS Preferred Equity	1,073,860	1,000,939	(1,666,700)	(2,527,488)	N/A	N/A
	$4,425,357	$6,062,399	$(16,982,626)	$(23,864,965)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009, which is reflected as a realized gain/(loss).

(2)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the six months ended June 30, 2009.

(3)	A portion of the Dunn, North Carolina retail property was sold on November 12, 2009, which is reflected as a realized gain/(loss).

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $4.4 million for the year ended December 31, 2009, a decrease of approximately $1.6 million from the prior year. The decrease was primarily due to (a) loss of operating income from the Roswell, Georgia retail property sold on May 1, 2009; (b) increased vacancy and reduced rents at the Hampton, Virginia retail property; and (d) a one-time occurrence related to bad debt expense at the retail property in Dunn, North Carolina. Partially offsetting these losses was an increase in net investment income attributable to the general partners’ controlling interest at the property in Ocean City, Maryland due to completion of renovation and increased occupancy over the course of the year.

Recognized and Unrealized gain /(loss)

The retail properties owned by the Partnership recorded a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $17.0 million for the year ended December 31, 2009, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $23.9 million for the prior year. The net unrealized loss attributable to the general partners’ controlling interest for the year ended December 31, 2009 was primarily due to increased investment rates and more conservative market leasing assumptions across the retail sector based on declining retail property fundamentals and decreased national consumption, which caused each property to decline in value. The net recognized and unrealized loss attributable to the general partners’ controlling interest was also partially attributable to the $4.5 million loss recorded at the retail property in Roswell, Georgia upon sale on May 1, 2009.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/(Loss) 2009	Net Investment Income/(Loss) 2008	Unrealized Gain/(Loss) 2009	Unrealized Gain/(Loss) 2008	Occupancy 2009	Occupancy 2008
Property
Lake Oswego, OR	$620,724	$1,213,328	$(3,732,245)	$(1,347,338)	61%	71%

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.6 million for the year ended December 31, 2009, reflecting a decrease of approximately $0.6 million from the prior year due to lost occupancy and decreased revenue per available room.

Unrealized gain /(loss)

The hotel property owned by the Partnership recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $3.7 million for the year ended December 31, 2009, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $1.3 million for the prior year. The unrealized loss attributable to the general partners’ controlling interest for the year ended December 31, 2009 reflects increased investment rates and decreased average daily rate growth projections.

Other

Other net investment loss decreased approximately $0.2 million during the year ended December 31, 2009 from the prior year. Other net investment loss includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

Accounting Pronouncements Adopted

The Partnership adopted the FASB interpretation guidance on accounting for uncertainty in income taxes as of January 1, 2007. This interpretation prescribes a comprehensive model for how a partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a partnership has taken or expects to take on a tax return. The adoption of this guidance had no effect on the financial position and result of operations of the Partnership.

In September 2006, the FASB issued authoritative guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires additional disclosures related to fair value measurements. This guidance does not require any new fair value measurements, but the application of this guidance could change current practices in determining fair value. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership’s adoption effective January 1, 2008 did not have any material effect on the Partnership’s financial position and result of operations. Please refer to Notes 2D and 5 for details.

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. This guidance also amended certain provisions in the existing guidance for investments in debt and equity securities. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted this guidance effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The Partnership’s adoption did not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Note 5 of the related Notes in this filing for details.

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

In December 2007, FASB revised the accounting, presentation and disclosure for noncontrolling interests in consolidated financial statements. This revised guidance requires noncontrolling interests to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in this revision should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. After the initial adoption, any retained noncontrolling equity investment as a result of a deconsolidation must be measured at fair value at the date of the deconsolidation. This guidance is effective for the annual periods beginning after December 15, 2008. Pursuant to the Partnership’s adoption on January 1, 2009 of the revised guidance, the Partnership is presenting its noncontrolling interests as equity for all periods presented in the financial statements. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million December 31, 2008. In addition, net income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled ($0.5) million and $0.2 million for the years ended December 31, 2008 and 2007, respectively.

In April 2009, the FASB revised authoritative guidance for the recognition and presentation of other-than-temporary impairments. This revision amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This revision also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This revision does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This revision is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

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

In May 2009, the FASB issued authoritative guidance for subsequent events. Subsequent events are events that occur after balance sheet date but before financial statements are issued or are available to be issued. This guidance addresses the accounting for and disclosure of subsequent events not addressed in other applicable Generally Accepted Accounting Principles (“U.S. GAAP”), including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Partnership’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 2A of the related Notes in this filing.

In July 2009, the FASB launched its Accounting Standards Codification (the “Codification”), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and impacts the way the Partnership references U.S. GAAP accounting standards in the financial statements.

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Partnership’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In January 2010, the FASB issued updated guidance that clarifies existing guidance on accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business. The updated guidance states that a decrease in ownership applies to a subsidiary or group of assets that is a business, but does not apply to a sale of in-substance real estate even if it involves a business, such as an ownership interest in a partnership whose only asset is operating real estate. This guidance also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business for an equity interest in another entity. The updated guidance also expands disclosures about fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The updated guidance is effective in the first interim or annual reporting period ending on or after December 15, 2009, and is applied on a retrospective basis to the first period that the Partnership adopted the existing guidance, which was as of January 1, 2009. The Partnership’s adoption of this updated guidance effective December 31, 2009 did not have a material effect on the Partnership’s consolidated financial position, results of operations, or financial statement disclosures.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 (see Note 5 of the related Notes in this filing for detail) under the FASB authoritative guidance for fair value measurements.

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

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. Recent disruptions in the global capital, credit and real estate markets have led to, among other things a decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2009 and December 31, 2008.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 33.10% of its investment portfolio as of December 31, 2009, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. In accordance with its policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at December 31, 2009:

	Maturity	Estimated Market Value (in $ millions)	Average Interest Rate
Cash and Cash equivalents	0-3 months	$ 24.5	1.10%

The table below discloses the Partnership’s debt as of December 31, 2009. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Investment level debt (in $ thousands)								Estimated
including current portion	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Weighted Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$565	$604	$646	$692	$676	$3,573	$6,756	$6,658
Variable Rate	-	15,071	-	9,000	-	-	24,071	24,008
Premium/(Discount) on Investment Level Debt	(2)	-	-			-	(2)	-

Total Investment Level Debt	$563	$15,675	$646	$9,692	$676	$3,573	$30,825	$30,666

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of December 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009 , our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

JAMES J. AVERY, JR., Director– President, Individual Life Insurance, Prudential since 1998. Age 58.

HELEN M. GALT, Director – Senior Vice President, Company Actuary and Chief Risk Officer, Prudential since 2007; prior to 2007, Senior Vice President and Company Actuary, Prudential. Age 63.

BERNARD J. JACOB, Director– Senior Vice President, Prudential since 2006. Age 54.

SCOTT D. KAPLAN, Director, Chief Executive Officer and President – Vice President, Finance, Prudential since 2006. Age 45.

SCOTT G. SLEYSTER, Director – Senior Vice President, Prudential since 1999. Age 50.

STEPHEN PELLETIER, Director, - President, Prudential Annuities since 2008, prior to 2008, Chairman and Chief Executive Officer , Prudential International Investments. Age 56.

TUCKER I. MARR, Vice President, Chief Financial Officer and Chief Accounting Officer - Vice President, Financial Reporting. Age 54.

THOMAS C. CASTANO, Vice President, Corporate Counsel, Chief Legal Officer and Secretary – Vice President and Corporate Counsel, Insurance Law , Prudential. Age 62.

JAMES M. O’CONNOR, Senior Vice President and Actuary – Vice President, Guaranteed Products since 2001. Age 53.

PHILLIP J. GRIGG, Senior Vice President and Chief Actuary – Vice President, Actuary, Prudential since 1987. Age 54.

KENT D. SLUYTER, Senior Vice President – Vice President and Chief Actuary, Individual Life Insurance, Prudential since 2002. Age 50.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Related Transactions in Note 11 of Notes to Financial Statements of the Partnership.

The Registrant is an indirect wholly-owned subsidiary of Prudential, which, in turn, is an indirect, wholly-owned subsidiary of PFI. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial, Inc. has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial, Inc. and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 11, 2010, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2009.

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

PRUCO LIFE OF NEW JERSEY INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: March 23, 2010	By:	/s/ Scott D. Kaplan
Scott D. Kaplan President and Director (Principal Executive Officer)

Date: March 23, 2010	By:	/s/ Tucker I. Marr
Tucker I. Marr Chief Accounting Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* James J. Avery, Jr.	Director	March 23, 2010
James J. Avery, Jr.

* Bernard J. Jacob	Director	March 23, 2010
Bernard J. Jacob

* Helen M. Galt	Director	March 23, 2010
Helen M. Galt

* Stephen Pelletier	Director	March 23, 2010
Stephen Pelletier

* Scott G. Sleyster	Director	March 23, 2010
Scott G. Sleyster

*By:	/s/ Thomas C. Castano
Thomas C. Castano (Attorney-in-Fact)

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life of New Jersey is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

March 23, 2010

Report of Independent Registered Public Accounting Firm

To the Contract Owners of the

Pruco Life of New Jersey Variable Contract Real Property Account

and the Board of Directors of

Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account at December 31, 2009 and 2008, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company of New Jersey. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 23, 2010

FINANCIAL STATEMENTS OF PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

December 31, 2009 and 2008

	2009	2008
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$7,317,018	$9,322,498

Net Assets	$7,317,018	$9,322,498

NET ASSETS, representing:
Equity of contract owners	$5,103,774	$6,493,703
Equity of Pruco Life Insurance Company of New Jersey	2,213,244	2,828,795

	$7,317,018	$9,322,498

Units outstanding	3,237,668	3,353,044

Portfolio shares held	282,778	294,526
Portfolio net asset value per share	$25.88	$31.65
STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
INVESTMENT INCOME
Net investment income from Partnership operations	$316,622	$485,353	$551,823

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	31,930	43,595	44,386

NET INVESTMENT INCOME	284,692	441,758	507,437

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(1,819,953)	(1,927,508)	208,471
Net realized gain (loss) on sale of investments allocated from the Partnership	(185,772)	0	29,173

NET GAIN (LOSS) ON INVESTMENTS	(2,005,725)	(1,927,508)	237,644

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,721,033)	$(1,485,750)	$745,081

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATIONS
Net investment income	$284,692	$441,758	$507,437
Net change in unrealized gain (loss) on investments in Partnership	(1,819,953)	(1,927,508)	208,471
Net realized gain (loss) on sale of investments allocated from the Partnership	(185,772)	0	29,173

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(1,721,033)	(1,485,750)	745,081

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(184,267)	(170,768)	(339,677)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(100,180)	214,363	384,063

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(284,447)	43,595	44,386

TOTAL INCREASE (DECREASE) IN NET ASSETS	(2,005,480)	(1,442,155)	789,467

NET ASSETS
Beginning of period	9,322,498	10,764,653	9,975,186

End of period	$7,317,018	$9,322,498	$10,764,653

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2009

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

December 31, 2009

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

In July 2009, the FASB launched its Accounting Standards Codification (the “Codification), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and impacts the way the Account references U.S. GAAP accounting standards in the financial statements.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance includes techniques for measuring fair value when a quoted price in an active market for the identical liability is not available and clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Account’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Account’s consolidated financial position, results of operations or financial statement disclosures.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2009

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Account’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Account’s consolidated financial position, results of operations or financial statement disclosures.

In January 2010, the FASB issued updated guidance that clarifies existing guidance on accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business. The updated guidance states that a decrease in ownership applies to a subsidiary or group of assets that is a business, but does not apply to a sale of in-substance real estate even if it involves a business, such as an ownership interest in a partnership whose only asset is operating real estate. This guidance also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business for an equity interest in another entity. The updated guidance also expands disclosures about fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The updated guidance is effective in the first interim or annual reporting period ending on or after December 15, 2009, and is applied on a retrospective basis to the first period that the Account adopted the existing guidance, which was as of January 1, 2009. The Account’s adoption of this updated guidance effective December 31, 2009 did not have a material effect on the Account’s financial position, results of operations, or financial statement disclosures.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2009

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At December 31, 2009 and December 31, 2008 the Account’s interest in the Partnership was 4.4% or 282,778 shares and 4.3% or 294,526 shares, respectively. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

Note 4: Net Contributions (Withdrawals) by Contract Owners

Net contract owner contributions (withdrawals) for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the years ended December 31, 2009, 2008 and 2007 were as follows:

2009:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$335,531	$50,568	$0	$(12)	$386,087
Policy Loans:	(111,251)	(10,425)	0	(256)	(121,932)
Policy Loan Repayments and Interest:	248,454	10,739	0	8,870	268,063
Surrenders, Withdrawals, and Death Benefits:	(346,035)	(49,308)	(8,456)	(15,055)	(418,854)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(44,229)	(32,000)	(10,000)	0	(86,229)
Administrative and Other Charges:	(178,910)	(31,919)	0	(573)	(211,402)

Net Contributions (Withdrawals) by Contract Owners	$(96,440)	$(62,345)	$(18,456)	$(7,026)	$(184,267)

2008:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$333,669	$49,893	$0	$0	$383,562
Policy Loans:	(152,837)	(14,315)	0	(608)	(167,760)
Policy Loan Repayments and Interest:	160,137	22,545	0	3,590	186,272
Surrenders, Withdrawals, and Death Benefits:	(304,860)	(57,980)	0	(7,581)	(370,421)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(1,169)	7,657	32,000	0	38,488
Administrative and Other Charges:	(200,188)	(39,870)	0	(849)	(240,907)

Net Contributions (Withdrawals) by Contract Owners	$(165,248)	$(32,070)	$32,000	$(5,448)	$(170,766)

2007:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$262,694	$52,362	$0	$3	$315,059
Policy Loans:	(148,314)	(21,253)	0	(872)	(170,439)
Policy Loan Repayments and Interest:	140,844	14,441	0	5,383	160,668
Surrenders, Withdrawals, and Death Benefits:	(371,717)	(65,896)	0	0	(437,613)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	27,721	3,778	0	(6,855)	24,644
Administrative and Other Charges:	(193,372)	(37,783)	0	(841)	(231,996)

Net Contributions (Withdrawals) by Contract Owners	$(282,144)	$(54,351)	$0	$(3,182)	$(339,677)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2009

Note 5: Partnership Distributions

As of December 31, 2009, the Partnership made a distribution of $8 million. The Pruco Life of New Jersey Account’s share of this distribution was $0.3 million. For the year ended December 31, 2008, the Partnership made no distributions.

Note 6: Unit Activity

Transactions in units for the years ended December 31, 2009, 2008 and 2007 were as follows:

2009:

			VAL	VLI	SPVA	SPVL
Company Contributions:	178,349	Contract Owner Contributions:	219,159	24,075	0	4,420
Company Redemptions:	(216,074)	Contract Owner Redemptions:	(260,440)	(48,026)	(9,051)	(7,788)

2008:
			VAL	VLI	SPVA	SPVL
Company Contributions:	131,790	Contract Owner Contributions:	148,198	26,598	11,244	1,293
Company Redemptions:	(59,871)	Contract Owner Redemptions:	(200,157)	(36,205)	0	(3,252)

2007:
			VAL	VLI	SPVA	SPVL
Company Contributions:	164,691	Contract Owner Contributions:	143,947	21,788	0	1,941
Company Redemptions:	(39,046)	Contract Owner Redemptions:	(232,502)	(38,018)	0	(3,220)

Note 7: Purchases and Sales of Investments

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Purchases:	$0	$0	$0
Sales:	$316,377	$0	$0

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2009

Note 8: Financial Highlights

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

	At year ended			For the year ended

	Units	Unit Value	Net Assets	Investment	Expense Ratio**	Total Return***
	(000’s)	Lowest-Highest	(000’s)	Income Ratio*	Lowest-Highest	Lowest-Highest
December 31, 2009	2,253	$1.94013 to $2.38693	$5,104	3.98%	0.35% to 1.25%	-19.26% to -18.54%
December 31, 2008	2,330	$2.40304 to $2.93018	$6,494	4.55%	0.35% to 1.25%	-14.47% to -13.70%
December 31, 2007	2,382	$2.80966 to $3.39532	$7,715	5.28%	0.35% to 1.25%	6.58% to 7.54%
December 31, 2006	2,489	$2.63621 to $3.15740	$7,511	5.1%	0.35% to 1.25%	13.05% to 14.06%
December 31, 2005	2,570	$2.33181 to $2.76817	$6,812	4.64%	0.35% to 1.25%	11.76% to 12.76%

The table above reflects information for units held by contract owners. Pruco Life of New Jersey also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco Life of New Jersey held 984,898, 1,022,622, 950,695, 825,050 and 804,224 units representing $2,213,244, $2,828,795, $3,049,391, $2,464,171 and $2,112,648 of net assets as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life of New Jersey to purchase additional units in its account resulting in no impact of its net assets.

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

December 31, 2009

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

Note 9:    Related Party

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

December 31, 2009

Note 10: Fair Value Disclosure

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

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2009

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at December 31, 2009 using
Assets:	Amounts Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$7,317	$-	$-	$7,317

Total Assets	$7,317	$-	$-	$7,317

	($ in 000’s) Fair Value Measurements at December 31, 2008 using
Assets:	Amounts Measured at Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$9,322	$-	$-	$9,322

Total Assets	$9,322	$-	$-	$9,322

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009 and December 31, 2008.

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the year ended December 31, 2009
(Level 3)

Beginning balance @ 01/01/09	$9,322

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(2,006)
Net Investment Income from Partnership operations	$317
Acquisition/Additions	-
Equity Income	-
Contributions	-
Disposition/Settlements	$(316)
Equity losses	-
Distributions	-

Ending balance @ 12/31/09	$7,317

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains

or losses relating to assets still held at the reporting date	$(2,006)

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the year ended December 31, 2008
(Level 3)

Beginning balance @ 01/01/08	$10,765

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(1,928)
Net Investment Income from Partnership operations	$485
Acquisition/Additions	-
Equity Income	-
Contributions	-
Disposition/Settlements	-
Equity losses	-
Distributions	-

Ending balance @ 12/31/08	$9,322

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains

or losses relating to assets still held at the reporting date.	$(1,928)

Report of Independent Registered Public Accounting Firm

To the Partners of

The Prudential Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of real estate investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2009 and 2008, and the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2C to the consolidated financial statements, the Partnership changed its accounting, presentation and disclosure for non-controlling interests in consolidated subsidiaries in 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2010

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Partners of

The Prudential Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated February 19, 2010 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2010

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2009	December 31, 2008
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 12/31/2009 - $211,091,543; 12/31/2008 - $245,808,214)	$167,100,000	$221,196,000
Real estate partnerships and preferred equity investments (cost: 12/31/2009 - $14,238,698; 12/31/2008 - $14,324,204)	10,044,510	11,796,716

Total real estate investments	177,144,510	232,992,716

CASH AND CASH EQUIVALENTS	24,522,159	27,736,520

OTHER ASSETS, NET	2,629,989	2,936,037

Total assets	$204,296,658	$263,665,273

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 12/31/09 $1,830; 12/31/08 $26,480)	$30,824,899	$40,047,827

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,541,198	2,924,938

DUE TO AFFILIATES	603,101	851,595

OTHER LIABILITIES	1,025,279	978,342

Total liabilities	34,994,477	44,802,702

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	167,204,272	213,938,308

NONCONTROLLING INTEREST	2,097,909	4,924,263

	169,302,181	218,862,571

Total liabilities and partners’ equity	$204,296,658	$263,665,273

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,461,874	6,758,960

SHARE VALUE AT END OF PERIOD	$25.88	$31.65

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
INVESTMENT INCOME:
Revenue from real estate and improvements	$25,607,535	$30,723,626	$29,094,968
Equity in income of real estate partnerships	1,031,368	994,333	1,136,936
Interest on short-term investments	39,502	406,431	1,468,159

Total investment income	26,678,405	32,124,390	31,700,063

INVESTMENT EXPENSES:
Operating	6,791,045	7,193,577	6,954,999
Investment management fee	2,607,256	3,447,030	3,380,090
Real estate taxes	2,747,956	2,957,947	2,466,704
Administrative	4,882,308	5,927,773	4,056,557
Interest expense	1,682,562	1,970,462	2,019,937

Total investment expenses	18,711,127	21,496,789	18,878,287

NET INVESTMENT INCOME	7,967,278	10,627,601	12,821,776

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	10,008,560	-	18,353,122
Less: Cost of real estate investments sold	38,102,511	-	19,063,985

Gain (loss) realized from real estate investments sold	(28,093,951)	-	(710,863)

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(23,870,681)	-	(1,380,344)

Net gain (loss) recognized on real estate investments sold	(4,223,270)	-	669,481

Unrealized gain (loss) on investments held:
Change in unrealized gain (loss) on real estate investments held	(44,916,708)	(45,661,694)	5,620,864

Net unrealized gain (loss) on real estate investments held	(44,916,708)	(45,661,694)	5,620,864

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	(49,139,978)	(45,661,694)	6,290,345

Increase (decrease) in net assets resulting from operations	$(41,172,700)	$(35,034,093)	$19,112,121

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	716,588	(510,583)	158,196
Net gain (loss) recognized on real estate investments sold attributable to noncontrolling interest	30,926	-	-
Net unrealized gain (loss) on investments held attributable to noncontrolling interest	(3,186,178)	(1,428,059)	836,750

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$(2,438,664)	$(1,938,642)	$994,946

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	7,250,690	11,138,184	12,663,580
Net gain (loss) recognized on real estate investments sold attributable to general partners’ controlling interest	(4,254,196)	-	669,481
Net unrealized gain (loss) on investments held attributable to general partners’ controlling interest	(41,730,530)	(44,233,635)	4,784,114

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$(38,734,036)	$(33,095,451)	$18,117,175

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,

	2009			2008			2007

	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$7,250,690	$716,588	$7,967,278	$11,138,184	$(510,583)	$10,627,601	$12,663,580	$158,196	$12,821,776
Net realized and unrealized gain (loss) from real estate investments	(45,984,726)	(3,155,252)	(49,139,978)	(44,233,635)	(1,428,059)	(45,661,694)	5,453,595	836,750	6,290,345

Increase (decrease) in net assets resulting from operations	(38,734,036)	(2,438,664)	(41,172,700)	(33,095,451)	(1,938,642)	(35,034,093)	18,117,175	994,946	19,112,121

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	(8,000,000)	-	(8,000,000)	-	-	-	-	-	-
Contributions from noncontrolling interest	-	15,000	15,000	-	80,000	80,000	-	294,141	294,141
Distributions to noncontrolling interest	-	(402,690)	(402,690)	-	(221,885)	(221,885)	-	(35,739)	(35,739)

Increase (decrease) in net assets resulting from capital transactions	(8,000,000)	(387,690)	(8,387,690)	-	(141,885)	(141,885)	-	258,402	258,402

INCREASE (DECREASE) IN NET ASSETS	(46,734,036)	(2,826,354)	(49,560,390)	(33,095,451)	(2,080,527)	(35,175,978)	18,117,175	1,253,348	19,370,523
NET ASSETS -Beginning of period	213,938,308	4,924,263	218,862,571	247,033,759	7,004,790	254,038,549	228,916,584	5,751,442	234,668,026

NET ASSETS - End of period	$167,204,272	$2,097,909	$169,302,181	$213,938,308	$4,924,263	$218,862,571	$247,033,759	$7,004,790	$254,038,549

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$(41,172,700)	$(35,034,093)	$19,112,121
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	49,139,978	45,661,694	(6,290,345)
Amortization of discount on investment level debt	24,650	-	-
Amortization of deferred financing costs	63,888	94,554	193,594
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	85,506	199,730	35,287
Bad debt expense	94,787	1,139,238	101,185
(Increase) decrease in:
Other assets	147,375	(1,136,791)	166,010
Increase (decrease) in:
Accounts payable and accrued expenses	(383,740)	740,126	(907,118)
Due to affiliates	(248,494)	(49,776)	111,482
Other liabilities	46,937	57,888	43,967

Net cash flows provided by (used in) operating activities	7,798,187	11,672,570	12,566,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	10,008,560	-	18,353,122
Acquisition of real estate and improvements	-	-	(42,218,143)
Additions to real estate and improvements	(3,385,840)	(9,936,151)	(3,554,451)

Net cash flows provided by (used in) investing activities	6,622,720	(9,936,151)	(27,419,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(8,000,000)	-	-
Proceeds from investment level debt	-	24,016,161	-
Principal payments on investment level debt	(9,247,578)	(16,090,046)	(588,776)
Contributions from noncontrolling interest	15,000	80,000	294,143
Distributions to noncontrolling interest	(402,690)	(221,885)	(35,739)

Net cash flows provided by (used in) financing activities	(17,635,268)	7,784,230	(330,372)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,214,361)	9,520,649	(15,183,661)

CASH AND CASH EQUIVALENTS - Beginning of period	27,736,520	18,215,871	33,399,532

CASH AND CASH EQUIVALENTS - End of period	$24,522,159	$27,736,520	$18,215,871

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			2009 Total Rentable Square Feet
			Unless Otherwise	December 31,2009		December 31, 2008
Property Name	December 31, 2009 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,186,415	$6,700,000	$25,218,777	$9,542,046
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,625,626	8,500,000	12,512,985	11,000,000
Westpark	WO	Nashville, TN	97,199	13,019,181	8,700,000	12,060,981	13,753,954
Financial Plaza	WO	Brentwood, TN	98,049	12,564,614	9,700,000	12,389,207	12,700,000
		Offices % as of 12/31/09	20%	64,395,836	33,600,000	62,181,950	46,996,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	20,210,830	14,500,000	19,810,918	16,100,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,512,970	15,000,000	16,433,544	16,600,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,815,992	21,000,000	22,732,363	25,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,746,940	9,200,000	13,649,938	11,000,000
		Apartments % as of 12/31/09	36%	73,286,732	59,700,000	72,626,763	68,700,000

RETAIL
King’s Market	WO	Rosewell, GA	Sold	-	-	37,893,595	14,100,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,136,399	18,600,000	18,110,816	23,400,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,311,878	24,600,000	23,271,014	28,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,044,877	13,900,000	15,044,721	17,700,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	Sold	-	-	13,595	13,595
CARS Preferred Equity	PE	Various	N/A	14,238,698	10,044,510	14,310,609	11,783,121
Harnett Crossing	CJV	Dunn, NC	194,327	6,237,926	3,200,000	6,366,767	3,900,000
		Retail % as of 12/31/09	42%	76,969,778	70,344,510	115,011,117	99,496,716

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,677,895	13,500,000	10,312,588	17,800,000
		Hotel % as of 12/31/09	8%	10,677,895	13,500,000	10,312,588	17,800,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 12/31/09			106%	$225,330,241	$177,144,510	$260,132,418	$232,992,716

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

EJV - Joint Venture Investment accounted for under the equity method

PE - Preferred equity investments accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		December 31, 2009		December 31, 2008
	Face Amount	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partners’ Controlling Interest			14.7%		13.0%

Federal Home Loan Bank, 0 coupon bond, March, 2010	$2,999,184	$2,999,184	$2,999,184	$1,000,000	$1,000,000
Federal Home Loan Bank, 0 coupon bond, March, 2010	9,997,769	9,997,769	9,997,769	4,446,932	4,446,932
Federal Home Loan Bank, 0 coupon bond, March, 2010	2,999,267	2,999,267	2,999,267	1,999,985	1,999,985
Federal Home Loan Bank, 0 coupon bond, March, 2010	1,999,660	1,999,660	1,999,660	18,831,977	18,831,977

Total Cash Equivalents		17,995,880	17,995,880	26,278,894	26,278,894

Cash		6,526,279	6,526,279	1,457,626	1,457,626

Total Cash and Cash Equivalents		$24,522,159	$24,522,159	$27,736,520	$27,736,520

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

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

The per share net asset value of the Partnership’s shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated fair value of its assets, principally as described in Notes 2A, 2B, 2C and 2D below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A, 2B, 2C and 2D below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

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

PREI ® is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”). PREI provides investment advisory services to the Partnership’s partners pursuant to the terms of the Advisory Agreement as described in Note 11.

Note 2:    Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Partnership included herein have been prepared in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States of America that are applicable to real estate investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Partnership has evaluated subsequent events through February19, 2010, the date these financial statements were available to be issued.

B.

Management’s Use of Estimates in the Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 2:          Summary of Significant Accounting Policies (continued)

C.

Accounting Pronouncements Adopted- The Partnership adopted the FASB interpretation guidance on accounting for uncertainty in income taxes as of January 1, 2007. This interpretation prescribes a comprehensive model for how a partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a partnership has taken or expects to take on a tax return. The adoption of this guidance had no effect on the financial position and result of operations of the Partnership.

In September 2006, the FASB issued authoritative guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires additional disclosures related to fair value measurements. This guidance does not require any new fair value measurements, but the application of this guidance could change current practices in determining fair value. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership’s adoption effective January 1, 2008 did not have any material effect on the Partnership’s financial position and result of operations. Please refer to Notes 2D and 5 for details.

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. This guidance also amended certain provisions in the existing guidance for investments in debt and equity securities. This guidance is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted this guidance effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The Partnership’s adoption did not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Note 5 for details.

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

In December 2007, FASB revised the accounting, presentation and disclosure for noncontrolling interests in consolidated financial statements. This revised guidance requires noncontrolling interests to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in this revision should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. After the initial adoption, any retained noncontrolling equity investment as a result of a deconsolidation must be measured at fair value at the date of the deconsolidation. This guidance is effective for the annual periods beginning after December 15, 2008. Pursuant to the Partnership’s adoption on January 1, 2009 of the revised guidance, the Partnership is presenting its noncontrolling interests as equity for all periods presented in the financial statements. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the balance sheet, and totaled $4.9 million December 31, 2008. In addition, net income (loss) attributable to the noncontrolling interest, which was previously reported as an expense and reflected within Net Investment Income is now reported as a separate amount below “Increase (decrease) in Net Assets Resulting from Operations”, and totaled ($0.5) million and $0.2 million for the years ended December 31, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 2:    Summary of Significant Accounting Policies (continued)

  C.   Accounting Pronouncements Adopted (continued)

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

In May 2009, the FASB issued authoritative guidance for subsequent events. Subsequent events are events that occur after balance sheet date but before financial statements are issued or are available to be issued. This guidance addresses the accounting for and disclosure of subsequent events not addressed in other applicable Generally Accepted Accounting Principles (“U.S. GAAP”), including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Partnership’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 2A.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 2:          Summary of Significant Accounting Policies (continued)

  C.   Accounting Pronouncements Adopted (continued)

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

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Partnership’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In January 2010, the FASB issued updated guidance that clarifies existing guidance on accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business. The updated guidance states that a decrease in ownership applies to a subsidiary or group of assets that is a business, but does not apply to a sale of in-substance real estate even if it involves a business, such as an ownership interest in a partnership whose only asset is operating real estate. This guidance also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business for an equity interest in another entity. The updated guidance also expands disclosures about fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The updated guidance is effective in the first interim or annual reporting period ending on or after December 15, 2009, and is applied on a retrospective basis to the first period that the Partnership adopted the existing guidance, which was as of January 1, 2009. The Partnership’s adoption of this updated guidance effective December 31, 2009 did not have a material effect on the Partnership’s consolidated financial position, results of operations, or financial statement disclosures.

D.

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

For Years Ended December 31, 2009, 2008, and 2007

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 (see Note 5 for detail) under the FASB authoritative guidance for fair value measurements.

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

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. Recent disruptions in global capital, credit and real estate markets have led to, among other things, a decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2009 and December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

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

F.

Other Assets – Restricted cash of $115,711 and $207,343 was maintained by the wholly owned and consolidated properties at December 31, 2009 and 2008, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $1,083,235 and $1,028,539 at December 31, 2009 and 2008, respectively.

G.

Investment Level Debt – Investment level includes mortgage loan payable on wholly owned properties and consolidated partnerships and is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt. Deferred financing costs related to debt were capitalized and amortized over the terms of the related obligations.

H.

Revenue and Expense Recognition - Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Operating expenses are recognized as incurred. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate investments are stated at estimated fair value, net income is not reduced by depreciation or amortization expense. Interest expenses are accrued periodically based on the contractual interest rate and terms of the loans, which approximates the effective interest method. Interest expenses are included in Net Investment Income in the Consolidated Statement of Operations.

I.

Equity in Income of Real Estate Partnerships - Equity in income of real estate partnerships represents the Partnership’s share of the current year’s partnership income as provided for under the terms of the partnership agreements. As is the case with real estate investments, partnerships’ net income are not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership. Any cash in excess of the amount of income generated from the underlying joint venture is treated as a return of the Partnership’s equity investment.

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

For Years Ended December 31, 2009, 2008, and 2007

Note 3:  Reclassification

Certain prior period balances have been reclassified to conform with current period presentation. Such reclassifications had no effect on previously reported net assets.

Note 4:  Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the years ended December 31, 2009, 2008, and 2007, was $1,618,673, $1,878,870, and $1,746,115, respectively.

Note 5:  Fair Value Measurements

Fair Value Measurements:

FASB authoritative guidance on fair value measurements and disclosures establishes a fair value measurement framework, provides a single definition of fair value and requires expanded disclosure summarizing fair value measurements. This guidance provides a three-level hierarchy based on the inputs used in the valuation process. The level in the fair values hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows;

Level 1 – Fair value is based on unadjusted quoted prices inactive markets that are accessible to the entity for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available.

Level 2 – Fair value is based on inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the entity’s own assumptions about how market participants would price the asset or liability.

For items classified as Level 3, a reconciliation of the beginning and ending balances, as shown in table 2 below, is also required.

Please refer to Note 2D for discussion of valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 5:  Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at December 31, 2009 using
Assets:	Cost at 12/31/09	Amounts measured at fair value 12/31/2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$211,092	$167,100	$-	$-	$167,100
Real estate partnerships and preferred equity investments	14,239	10,045	-	-	10,045

Total	$225,331	$177,145	$-	$-	$177,145

		(in 000’s)
		Fair value measurements at December 31, 2008 using
Assets:	Cost at 12/31/08	Amounts measured at fair value 12/31/2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$245,808	$221,196	$-	$-	$221,196
Real estate partnerships and preferred equity investments	14,324	11,797	-	-	11,797

Total	$260,132	$232,993	$-	$-	$232,993

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 5:  Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009 and December 31, 2008.

Table 2

(in 000’s) Fair value measurements using significant unobservable inputs Level 3

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/09	$221,196	$11,797	$232,993

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(47,473)	(1,667)	(49,140)
Equity income (losses)/interest income	-	1,031	1,031
Purchases, issuances and settlements	(6,623)	(1,116)	(7,739)

Ending balance @ 12/31/09	$167,100	$10,045	$177,145

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(43,250)	$(1,667)	$(44,917)

(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/08	$254,394	$14,524	$268,918

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(43,134)	(2,527)	(45,661)
Equity income (losses)/interest income	-	994	994
Purchases, issuances and settlements	9,936	(1,194)	8,742

Ending balance @ 12/31/08	$221,196	$11,797	$232,993

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(43,134)	$(2,527)	$(45,661)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 6:  Investment Level Debt

Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/09		As of 12/31/08	As of 12/31/09
	100% Principal Balance Outstanding	(Unaudited) Partnership’s Share of Principal Balance Outstanding [1]	100% Principal Balance Outstanding	Interest Rate 2, [3]	Maturity Date	Terms [4]

Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$6,756	$6,756	$7,284	6.75%	2018	PP, P&I
Ocean City, MD	15,071	13,006	15,044	Libor +225	2011	I
Raleigh, NC	9,000	9,000	9,000	DMBS +142	2013	I
Atlanta, GA	-	-	8,746	-	-	-
Unamortized Premium (Discount)	(2)	(2)	(26)

Total	$30,825	$28,760	$40,048

1.

Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2009. It does not represent the Partnership’s legal obligation.

2.	The Partnership’s weighted average interest rate was 3.63% and 5.78% at December 31, 2009 and 2008, respectively.

The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.

3.	At December 31, 2009, the 30 day LIBOR is .23094% and the DMBS is 1.542%.
4.	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

As of December 31, 2009 principal amounts of mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2010	565
2011	15,675
2012	646
2013	9,692
2014	676
Thereafter	3,573

Total Principal Balance Outstanding	$30,827
Premium (Discount)	(2)

Principal Balance Outstanding, net of premium (discount)	$30,825

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 6:  Investment Level Debt (continued)

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated fair value of $58.2 million.

Based on borrowing rates available to the Partnership at December 31, 2009 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $31 million, and a carrying value of $31 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 7:  Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2009 the Partnership had no outstanding matured loans.

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

Note 8:  Concentration of Risk on Real Estate Investments

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 8:  Concentration of Risk on Real Estate Investments (continued)

At December 31, 2009, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established NCREIF regions is as follows:

Region	Estimated Fair Value (in 000’s)	Region %
East North Central	$8,356	4.72%
Mideast	86,634	48.90%
Mountain	1,201	0.68%
Northeast	207	0.12%
Pacific	22,831	12.89%
Southeast	34,561	19.51%
Southwest	23,328	13.16%
West North Central	27	0.02%

Total	$177,145	100.00%

The allocations above are based on (1) 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures, and (2) the estimated fair value of the Partnership’s equity in preferred equity investments.

Note 9:  Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2010 to December 31, 2025. At December 31, 2009, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)
2010	$10,916
2011	9,668
2012	7,552
2013	6,089
2014	5,566
Thereafter	18,241

Total	$58,032

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 10:  Commitments and Contingencies

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners’ net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2009, the cost basis of Prudential’s equity was $44.2 million. Prudential terminated this commitment on December 31, 2002.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 11:  Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2009, 2008, and 2007 management fees incurred by the Partnership were $2.6 million, $3.4 million, and $3.4 million for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2009, 2008, and 2007 were $53,630, $53,630, and $53,630; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2009, 2008, and 2007, the Partnership made the following distributions to the Partners:

Year Ended December 31,	(000’s)
2009	$ 8,000
2008	$ -
2007	$ -

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2009, 2008, and 2007

Note 12:  Financial Highlights

	For The Twelve Months Ended December 31,
	2009	2008	2007	2006	2005
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$31.65	$36.55	$33.87	$29.59	$26.15
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.49	2.15	2.37	2.07	1.67
Investment Management fee attributable to general partners’ controlling interest	(0.39)	(0.51)	(0.50)	(0.45)	(0.40)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	(6.87)	(6.54)	0.81	2.66	2.17

Net Increase in Net Assets Resulting from Operations attributable to general partners’ controlling interest	(5.77)	(4.90)	2.68	4.28	3.44

Net Asset Value attributable to general partners’ controlling interest, end of period	$25.88	$31.65	$36.55	$33.87	$29.59

Total Return attributable to general partners’ controlling interest, before Management Fee:	-17.04%	-12.14%	9.44%	16.03%	14.76%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	-18.24%	-13.40%	7.91%	14.46%	13.15%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$167	$214	$247	$229	$205
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	1.60%	1.44%	1.55%	1.51%	1.46%
Net Investment Income, before Management Fee	5.29%	5.87%	6.76%	6.58%	4.89%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

				THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
				SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
				DECEMBER 31, 2009

				Initial Costs to the Partnership		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Year
Description		Encumbrances at 12/31/09		Land	Building & Improvements			Land	Building & Improvements	2009 Sales	Total	Year of Construction	Date Acquired

Properties:

Office Building Lisle, IL		None		1,780,000	15,743,881	8,662,534		1,949,206	24,237,209		26,186,415	1985	Apr., 1988

Garden Apartments Atlanta, GA		-		3,631,212	11,168,904	5,410,714	(b)	4,937,369	15,273,461		20,210,830	1987	Apr., 1988

Retail Shopping Center Roswell, GA		None		9,454,622	21,513,677	6,933,027		11,135,593	26,765,733	(37,901,326)	-	1988	Jan., 1989

Garden Apartments Raleigh, NC		8,998,170	(c)	1,623,146	14,135,553	754,271		1,785,544	14,727,426		16,512,970	1995	Jun., 1995

Hotel Portland, OR		-		1,500,000	6,508,729	2,669,166		1,500,000	9,177,895		10,677,895	1989	Dec., 2003

Office Building Nashville, TN		None		1,797,000	6,588,451	4,633,730		1,855,339	11,163,842		13,019,181	1982	Oct., 1995

Office Building Beaverton, OR		None		816,415	9,897,307	1,911,904		845,887	11,779,739		12,625,626	1995	Dec., 1996

Office Complex Brentwood, TN		None		2,425,000	7,063,755	3,075,859		2,463,601	10,101,013		12,564,614	1987	Oct., 1997

Retail Shopping Center Hampton, VA		6,756,057		2,339,100	12,767,956	3,029,343		4,839,418	13,296,981		18,136,399	1998	May, 2001

Retail Shopping Center Westminster, MD		-		3,031,735	9,326,605	2,686,537		3,031,735	12,013,142		15,044,877	2005	June, 2006

Retail Shopping Center Ocean City, MD		15,070,672		1,517,099	8,495,039	13,299,740		1,517,099	21,794,779		23,311,878	1986	Nov., 2002

Garden Apartments Austin, TX		-		2,577,097	20,125,169	113,726		2,577,097	20,238,895		22,815,992	2007	May, 2007

Retail Shopping Center Dunn, NC		None		586,500	5,372,344	480,267		586,500	5,852,611	(201,185)	6,237,926	1984	Aug., 2007

Garden Apartments Charlotte, NC		-		1,350,000	12,184,750	212,190		1,350,000	12,396,940		13,746,940	1998	Sep., 2007

		30,824,899		34,428,926	160,892,120	53,873,008		40,374,388	208,819,666	(38,102,511)	211,091,543

					2009	2008		2007

	(a)	Balance at beginning of year			245,808,214	236,466,116		199,124,056
		Additions:
		Acquisitions			-	-		42,218,143
		Improvements, etc.			3,385,840	9,936,151		3,179,960
		Deletions:
		Sale			(38,102,511)	-		(11,288,380)

		Reclass of other receivable to Real Estate and Improvements			-	-		3,232,337

		Write off of uncollectible interest receivable			-	(594,053)		-

		Balance at end of year			211,091,543	245,808,214		236,466,116

	(b)	Net of $1,000,000 settlement received from lawsuit.

	(c)	Net of an unamortized discount of $1,830