Form 10-Q
period 2011-03-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2011-05-13
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or the Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report Form 10-K for the year ended December 31, 2010 for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

March 31, 2011 and December 31, 2010

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$7,621,257	$7,285,446

Net Assets	$7,621,257	$7,285,446

NET ASSETS, representing:
Equity of contract owners	$5,628,196	$5,392,667
Equity of Pruco Life Insurance Company of New Jersey	1,993,061	1,892,779

	$7,621,257	$7,285,446

Units outstanding	2,959,631	2,955,276

Portfolio shares held	256,727	256,727
Portfolio net asset value per share	$29.69	$28.38

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2011 and 2010	1/1/2011-3/31/2011	1/1/2010-3/31/2010
	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$93,586	$80,317

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	7,731	7,228

NET INVESTMENT INCOME	85,855	73,089

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	242,225	(126,386)
NET GAIN (LOSS) ON INVESTMENTS	242,225	(126,386)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$328,080	$(53,297)

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2011 and 2010	1/1/2011-3/31/2011	1/1/2010-3/31/2010
	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$85,855	$73,089
Net change in unrealized gain (loss) on investments in Partnership	242,225	(126,386)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	328,080	(53,297)

CAPITAL TRANSACTIONS
Net (withdrawals) by contract owners	(4,398)	(27,887)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	12,129	35,115

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS	7,731	7,228

TOTAL INCREASE (DECREASE) IN NET ASSETS	335,811	(46,069)

NET ASSETS
Beginning of period	7,285,446	7,317,018

End of period	$7,621,257	$7,270,949

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2011

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

The interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period.

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Account adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Account adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 9.

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At March 31, 2011 and December 31, 2010 the Account’s interest in the General Partners’ Controlling Interest was 4.4% or 256,727 shares. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s unaudited financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2011

(Unaudited)

C.	Income Recognition

Net investment income, realized and unrealized gains and losses are recognized daily for the Partnership. Amounts are based upon the Account’s proportionate interest in the Partnership.

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

March 31, 2011

(Unaudited)

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

Note 5:  Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the three months ended March 31, 2011, and 2010 were as follows:

Three Months Ended March 31, (Unaudited)

	2011	2010
VAL	$(3,124)	$(19,207)
VLI	(528)	(8,560)
SPVA	(0)	(0)
SPVL	(746)	(120)
TOTAL	$(4,398)	$(27,887)

Note 6:  Partnership Distributions

For the three months ended March 31, 2011, the Partnership made no distribution. For the year ended December 31, 2010, the Partnership made distributions of $10 million on October 27th and $7.5 million on May 3rd. The Pruco Life of New Jersey Account’s share of these distributions were $0.4 and $0.3 million respectively.

Note 7:  Unit Information

Outstanding units and unit values at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Units Outstanding:	2,959,631	2,995,276
Unit Value:	2.19152 to 2.72659	2.10140 to 2.60866

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2011

(Unaudited)

Note 8:  Financial Highlights

The range of total return for the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended March 31, (Unaudited)
	2011	2010
Total Return	4.29% to 4.52%	-0.93% to -0.72%

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

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s unaudited financial statements.

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

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2011

(Unaudited)

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing assets are not an indication of the risk associated with investing in those securities.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

  Table 1:

	($ in 000’s) Fair Value Measurements at March 31, 2011

Assets:	Amounts Measured at Fair Value 03/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$7,621	$-	$-	$7,621

Total Assets	$7,621	$-	$-	$7,621

	($ in 000’s)
	Fair Value Measurements at December 31, 2010

Assets:	Amounts Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$7,285	$-	$-	$7,285

Total Assets	$7,285	$-	$-	$7,285

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and March 31, 2010.

Table 2:

($ in 000’s)

Fair Value Measurements Using Significant Unobservable Inputs for the three months ending March 31. 2011 (Level 3)
Beginning balance @ 01/01/11	$7,285
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$242
Net Investment Income from Partnership operations	$94
Acquisition/Additions	-
Equity Income	-
Contributions	-
Disposition/Settlements	$-
Equity losses	-
Distributions	-

Ending balance @ 03/31/2011	$7,621

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized gains

or losses relating to assets still held at the reporting date	$242

($ in 000’s)

Fair Value Measurements Using Significant Unobservable Inputs for the three months ending March 31, 2010 (Level 3)
Beginning balance @ 01/01/10	$7,317
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(126)
Net Investment Income from Partnership operations	$80
Acquisition/Additions	-
Equity Income	-
Contributions	-
Disposition/Settlements	$-
Equity losses	-
Distributions	-

Ending balance @ 03/31/2010	$7,271

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized gains

or losses relating to assets still held at the reporting date	$(126)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements
(cost: 3/31/2011 - $194,390,822; 12/31/2010 - $194,140,941)	$164,400,000	$158,900,000
Real estate partnerships and preferred equity investments (cost:
3/31/2011 - $8,445,469; 12/31/2010 - $14,166,536)	7,834,182	12,591,448

Total real estate investments	172,234,182	171,491,448

CASH AND CASH EQUIVALENTS	35,856,842	28,881,784

OTHER ASSETS, NET	2,202,765	2,416,157

Total assets	$210,293,789	$202,789,389

LIABILITIES & PARTNERS' EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 3/31/11 $4,095; 12/31/10 $10,237)	$30,388,599	$30,565,616

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,296,498	2,870,545

DUE TO AFFILIATES	587,508	597,136

OTHER LIABILITIES	940,289	1,028,318

Total liabilities	34,212,894	35,061,615

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS' EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	172,634,642	165,027,953

NONCONTROLLING INTEREST	3,446,253	2,699,821

	176,080,895	167,727,774

Total liabilities and partners' equity	$210,293,789	$202,789,389

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,815,305	5,815,305

SHARE VALUE AT END OF PERIOD	$29.69	$28.38

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending March 31,
	2011	2010
INVESTMENT INCOME:
Revenue from real estate and improvements	$5,376,444	$5,817,966
Equity in income of real estate partnerships	451,303	249,109
Interest on short-term investments	9,132	5,853

Total investment income	5,836,879	6,072,928

INVESTMENT EXPENSES:
Operating	1,541,345	1,559,772
Investment management fee	574,103	575,677
Real estate taxes	381,495	650,703
Administrative	874,184	1,164,870
Interest expense	246,644	253,675

Total investment expenses	3,617,771	4,204,697

NET INVESTMENT INCOME	2,219,108	1,868,231

UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Change in unrealized gain (loss) on real estate investments held	6,213,920	(2,743,798)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,433,028	$(875,567)

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	99,227	32,867
Net unrealized gain (loss) attributable to noncontrolling interest	727,112	144,303

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$826,339	$177,170

Amounts attributable to general partners' controlling interest:
Net investment income attributable to general partners' controlling interest	2,119,881	1,835,364
Net unrealized gain (loss) attributable to general partners' controlling interest	5,486,808	(2,888,101)

Net increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	$7,606,689	$(1,052,737)

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Three Months Ending March 31,
	2011			2010
	General Partners' Controlling Interest	Noncontrolling Interest	Total	General Partners' Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income (loss)	$2,119,881	$99,227	$2,219,108	$1,835,364	$32,867	$1,868,231
Net realized and unrealized gain (loss) from real estate investments	5,486,808	727,112	6,213,920	(2,888,101)	144,303	(2,743,798)

Increase (decrease) in net assets resulting from operations	7,606,689	826,339	8,433,028	(1,052,737)	177,170	(875,567)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to noncontrolling interest	-	(79,907)	(79,907)	-	(72,256)	(72,256)

Increase (decrease) in net assets resulting from capital transactions	-	(79,907)	(79,907)	-	(72,256)	(72,256)

INCREASE (DECREASE) IN NET ASSETS	7,606,689	746,432	8,353,121	(1,052,737)	104,914	(947,823)

NET ASSETS - Beginning of period	165,027,953	2,699,821	167,727,774	167,204,272	2,097,909	169,302,181

NET ASSETS - End of period	$172,634,642	$3,446,253	$176,080,895	$166,151,535	$2,202,823	$168,354,358

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March, 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$8,433,028	$(875,567)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(6,213,920)	2,743,798
Amortization of discount on investment level debt	6,142	(930)
Amortization of deferred financing costs	8,797	17,581
Distributions in excess of (less than) equity in income of real estate partnerships' operations	(147,594)	17,793
Bad debt expense	(21,777)	1,531
(Increase) decrease in:
Other assets	226,372	170,847
Increase (decrease) in:
Accounts payable and accrued expenses	(574,047)	647,702
Due to affiliates	(9,628)	(14,017)
Other liabilities	(88,029)	(65,617)

Net cash flows provided by (used in) operating activities	1,619,344	2,643,121

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Additions to real estate and improvements	(249,881)	(1,329,519)
Return of investment in real estate partnerships	5,868,661	-

Net cash flows provided by (used in) investing activities	5,618,780	(1,329,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(183,159)	(137,683)
Distributions to noncontrolling interest	(79,907)	(72,256)

Net cash flows provided by (used in) financing activities	(263,066)	(209,939)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,975,058	1,103,663

CASH AND CASH EQUIVALENTS - Beginning of period	28,881,784	24,522,159

CASH AND CASH EQUIVALENTS - End of period	$35,856,842	$25,625,822

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			2011 Total Rentable Square Feet Unless Otherwise	March 31,2011 (Unaudited)		December 31,2010
Property Name	March 31, 2011 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,362,333	$7,200,000	$26,339,685	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,934,644	6,700,000	12,937,126	6,700,000
Westpark	WO	Brentwood, TN	97,199	14,667,971	11,500,000	14,585,669	10,400,000
Financial Plaza	WO	Brentwood, TN	98,049	12,787,144	9,400,000	12,854,615	9,500,000
		Offices % as of 3/31/11	20%	66,752,092	34,800,000	66,717,095	33,800,000

APARTMENTS

Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,710,641	18,100,000	16,649,083	17,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,858,398	23,700,000	22,854,377	23,500,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,934,488	10,800,000	13,850,701	10,200,000
		Apartments % as of 3/31/11	31%	53,503,527	52,600,000	53,354,161	51,100,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,197,093	17,000,000	18,197,093	16,300,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,712,456	27,500,000	23,707,485	26,200,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,068,438	15,100,000	15,068,438	14,600,000
CARS Preferred Equity	PE	Various	N/A	8,445,469	7,834,182	14,166,536	12,591,448
Harnett Crossing	WO	Dunn, NC	193,325	6,281,294	3,300,000	6,239,696	3,300,000
		Retail % as of 3/31/11	41%	71,704,750	70,734,182	77,379,248	72,991,448

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,875,922	14,100,000	10,856,973	13,600,000
		Hotel % as of 3/31/11	8%	10,875,922	14,100,000	10,856,973	13,600,000

Total Real Estate Investments as a Percentage of General Partners' Controlling Interest as of 3/31/11			100%	$202,836,291	$172,234,182	$208,307,477	$171,491,448

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

PE - Preferred equity investments

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		March 31, 2011 (Unaudited)			December 31, 2010
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				20.8%		17.5%

Investments in Prudential Investment Liquidity Pool:
‘Federal Home Loan Bank, 0 coupon bond	$4,859,000	April, 2011	$4,859,000	$4,859,000	$8,181,000	$8,181,000
‘Federal Home Loan Bank, 0 coupon bond	15,000,000	June, 2011	14,996,588	14,996,588	4,999,740	4,999,740
‘Federal Home Loan Bank, 0 coupon bond	15,000,000	June, 2011	14,995,729	14,995,729	4,676,891	4,676,891
‘Federal Home Loan Bank, 0 coupon bond	-	March, 2011	-	-	9,997,022	9,997,022

Total Cash Equivalents			34,851,317	34,851,317	27,854,653	27,854,653

Cash			1,005,525	1,005,525	1,027,131	1,027,131

Total Cash and Cash Equivalents			$35,856,842	$35,856,842	$28,881,784	$28,881,784

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2011 and December 31, 2010

(Unaudited)

Note 1:    Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America that are applicable to real estate investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2010. The Partnership has evaluated subsequent events through May 11, 2011, the date these financial statements were available to be issued.

B.

Accounting Pronouncements Adopted - In January 2010, the FASB issued updated guidance that requires new fair value disclosures for significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Partnership adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 3.

Note 2:  Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the three months ended March 31, 2011 and March 31, 2010, was $237,847 and $236,094, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2011 and December 31, 2010

(Unaudited)

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

Fair Value Measurements:

FASB authoritative guidance on fair value measurements and disclosures establishes a fair value measurement framework, provides a single definition of fair value and requires expanded disclosure summarizing fair value measurements. This guidance provides a three-level hierarchy based on the inputs used in the valuation process. The levels in the fair value hierarchy within which the fair value measurements falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows;

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

During the three months ended March 31, 2011 and 2010, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2011 and December 31, 2010

(Unaudited)

Note 3:  Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1
			(in 000's)

		Fair value measurements at March 31, 2011 using

Assets:	Cost at 3/31/11	Amounts measured at fair value 3/31/11	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$194,391	$164,400	$-	$-	$164,400
Real estate partnerships and preferred equity investments	8,445	7,834	-	-	7,834

Total	$202,836	$172,234	$-	$-	$172,234

			(in 000's)
		Fair value measurements at December 31, 2010 using
Assets:	Cost at 12/31/10	Amounts measured at fair value 12/31/2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$194,141	$158,900	$-	$-	$158,900
Real estate partnerships and preferred equity investments	14,166	12,591	-	-	12,591

Total	$208,307	$171,491	$-	$-	$171,491

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2011 and December 31, 2010

(Unaudited)

Note 3:  Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2011 and March 31, 2010.

Table 2
(in 000's) Fair value measurements using significant unobservable inputs for the three months ending March 31, 2011 (Level 3)
	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/11	$158,900	$12,591	$171,491

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	5,250	964	6,214
Equity income (losses)/interest income	-	451	451
Acquisitions, issuances and contributions	250	-	250
Disposition, settlements and distributions	-	(6,172)	(6,172)

Ending balance @ 3/31/11	$164,400	$7,834	$172,234

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$5,250	$964	$6,214

(in 000’s) Fair value measurements using significant unobservable inputs for the three months ending March 31, 2010 (Level 3)
	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/10	$167,100	$10,045	$177,145

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(3,029)	286	(2,743)
Equity income (losses)/interest income	-	249	249
Acquisitions, issuances and contributions	1,329	-	1,329
Disposition, settlements and distributions	-	(268)	(268)

Ending balance @ 3/31/10	$165,400	$10,312	$175,712

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(3,029)	$286	$(2,743)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2011 and December 31, 2010

(Unaudited)

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

Based on borrowing rates available to the Partnership at March 31, 2011 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $30 million, and a carrying value (cost) of $30 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 5:  Risk

  A.  Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of March 31, 2011 and December 31, 2010.

  B.  Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2011 the Partnership had no outstanding matured loans.

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

Note 6: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership's management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2011 and December 31, 2010

(Unaudited)

Note 7:  Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the periods ended March 31, 2011 and March 31, 2010, management fees incurred by the Partnership were $574,103 and $575,677, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2011 and March 31, 2010, were $13,407 and $13,407, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

Note 8:  Financial Highlights

	For The Three Months Ended March 31,
	2011	2010	2009	2008	2007
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners' controlling interest, beginning of period	$28.38	$ 25.88	$ 31.65	$36.55	$ 33.87
Income From Investment Operations:
Net investment income attributable to general partners' controlling interest, before management fee	0.46	0.37	0.42	0.61	0.52
Investment Management fee attributable to general partners' controlling interest	(0.09)	(0.09)	(0.11)	(0.13)	(0.12)
Net realized and unrealized gain (loss) on investments attributable to general partners' controlling interest	0.94	(0.45)	(3.74)	(0.10)	0.33

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners' controlling interest	1.31	(0.17)	(3.43)	0.38	0.73

Net Asset Value attributable to general partners' controlling interest, end of period	$29.69	$25.71	$28.22	$36.93	$34.60

Total Return attributable to general partners‘ controlling interest, before Management Fee:	4.96%	-0.29%	-10.50%	1.38%	2.53%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	4.61%	-0.63%	-10.83%	1.03%	2.17%
Ratios/Supplemental Data:
Net Assets attributable to general partners' controlling interest, end of period (in millions)	$173	$ 166	$ 191	$250	$ 234
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	0.42%	0.39%	0.32%	0.35%	0.38%
Net Investment Income, before Management Fee	1.63%	1.38%	1.25%	1.66%	1.53%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Real Property Account, or the “Account,” are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are Prudential, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “Partners”.

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Consolidated Financial Statements of the Account and the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of March 31, 2011, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $35.9 million, an increase of approximately $7.0 million from $28.9 million at December 31, 2010. The increase was primarily due to the partial capital redemption of $5.9 million from the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment. Partially offsetting this increase is the funding of capital expenditures to existing properties. Sources of liquidity included net cash flow from property operations, capital redemptions, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2011, approximately 17.1% of the Partnership’s total assets consisted of cash and cash equivalents.

During the three months ended March 31, 2011, the Partnership extended the maturity of the $15.3 million loan at the retail property in Ocean City, Maryland from April 1, 2011 to June 1, 2011.

During the three months ended March 31, 2011, the Partnership spent approximately $0.2 million on capital improvements. The $0.2 million funded minor capital improvements and transaction costs associated with leasing expenses at various properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three-month periods ended March 31, 2011 and 2010.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three months ended March 31, 2011 was approximately $2.1 million, an increase of approximately $0.3 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to a $0.4 million increase in the retail sector investments’ net investment income from the prior year period. Partially offsetting these increases was a decrease of approximately $0.1 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $5.5 million for the three-month period ended March 31, 2011. This is compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $2.9 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three-month period ended March 31, 2011 were due to valuation increases in all property sector investments. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net Investment Income:

Office properties	$574,722	$566,455
Apartment properties	689,046	833,305
Retail properties	1,496,120	1,075,752
Hotel property	36,947	29,730
Other (including interest income, investment mgt fee, etc.)	(676,954)	(669,878)

Total Net Investment Income	$2,119,881	$1,835,364

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$965,004	$(1,130,237)
Apartment properties	1,350,634	(131,805)
Retail properties	2,747,073	(1,623,544)
Hotel property	424,097	(2,515)

Net Unrealized Gain (Loss) on Real Estate Investments	$5,486,808	$(2,888,101)

OFFICE PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010

Property
Lisle, IL	$61,386	$53,025	$(22,647)	$349,559	49%	48%
Brentwood, TN	92,586	(117,634)	1,017,698	(489,575)	97%	70%
Beaverton, OR	135,240	317,433	2,482	(987,100)	85%	88%
Brentwood, TN	285,510	313,631	(32,529)	(3,121)	100%	100%

	$574,722	$566,455	$965,004	$(1,130,237)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.6 million for the three months ended March 31, 2011, which is relatively unchanged from the prior year period.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million during the three months ended March 31, 2011, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million for the prior year period. The net unrealized gain attributable to the general partner’s controlling interest for the three months ended March 31, 2011 was primarily due to a $1.0 million valuation gain at one of the properties in Brentwood, Tennessee based on lower investment rates and increased revenue due to higher occupancy. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

APARTMENT PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010

Property
Atlanta, GA (1)	$(6,664)	$202,511	$-	$112,262	N/A	95%
Raleigh, NC	234,851	190,010	638,442	(214,388)	98%	96%
Austin, TX	317,691	310,978	195,979	(640)	98%	94%
Charlotte, NC	143,168	129,806	516,213	(29,039)	97%	91%

	$689,046	$833,305	$1,350,634	$(131,805)

(1)	The Atlanta, Georgia property was sold on September 29, 2010. The income (loss) in 2011 is a result of post-closing adjustments.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.7 million for the three months ended March 31, 2011, a decrease of approximately $0.1 million from the prior year period. The decrease was primarily due to lost revenue as a result of the disposition of the property in Atlanta, Georgia on September 29, 2010.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.4 million for the three months ended March 31, 2011, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2011 was due to valuation increases at each existing property as a result of decreased investment rates and more favorable market leasing assumptions.

RETAIL PROPERTIES

Three Months Ended March 31,	Net Investment Income/ (Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010

Property
Roswell, GA(1)	$74,293	$-	$-	$-	N/A	N/A
Hampton, VA	244,335	232,579	700,000	(1,910,800)	94%	94%
Ocean City, MD	289,314	243,174	624,870	110,955	98%	96%
Westminster, MD	305,802	281,771	500,000	(100,634)	100%	100%
Dunn, NC	131,073	71,119	(41,598)	(8,784)	35%	36%
CARS Preferred Equity (2)	451,303	247,109	963,801	285,719	N/A	N/A

	$1,496,120	$1,075,752	$2,747,073	$(1,623,544)

(1)	The Rosw ell, Georgia retail property was sold on May 1, 2009. The Income (loss) in 2011 is a result of post-closing adjustments.
(2)	A portion of the CARS Preferred Equity position was redeemed on March 11, 2011.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.5 million for the three months ended March 31, 2011, an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2011 was largely due to (a) the reconciliation of the interest rate at the CARS preferred equity investment resulting in a $0.2 million true up; and (b) post-closing income from the sale of the property in Roswell, Georgia related to a tax reconciliation.

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.7 million for the three months ended March 31, 2011, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.6 million for the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2011 was primarily due to (a) an increased valuation of the CARS preferred equity investment based on a reduction in the expected remaining term of the investment, resulting in an increased present value of principal repayment, as well as decreased risk and applied market investment rate; and (b) increased valuations of the properties in Hampton, Virginia; Ocean City, Maryland; and Westminster, Maryland, generally due to improved market leasing conditions and decreased investment rates.

HOTEL PROPERTY

Three Months Ended March 31,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010

Property
Lake Oswego, OR	$36,947	$29,730	$424,097	$(2,515)	52%	48%

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was under $0.1 million for the three months ended March 31, 2011, which is relatively unchanged from the prior year period.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.4 million for the three months ended March 31, 2011, compared with a slight loss the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2011 was primarily due to a valuation gain caused by an increase in projected occupancy, revenue per available room, and average daily rate at the property reflecting improvements in the overall hotel market.

Other

Other net investment loss attributable to the general partners’ controlling interest was approximately $0.7 million for the three month period ended March 31, 2011, which remained relatively unchanged from the prior year period. Other net investment includes interest income from short-term investments and expenses including investment management fees and portfolio level expenses.

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

Interest Rate Risk – The general partner’s controlling interest exposure to market rate risk for changes in interest rates relates to approximately 38.37% of its investment portfolio as of March 31, 2011, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at March 31, 2011:

	Maturity	Estimated Market Value (millions)	Average Interest Rate

Cash and Cash equivalents	0-3 months	$35.9	1.39%

The table below discloses the Partnership’s debt as of March 31, 2011. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$ 457	$646	$691	$740	$791	$2,719	$6,044	$6,206
Variable Rate	$15,349	-	$9,000	-	-	-	$24,349	$24,184
Premium/(Discount) on Investment Level Debt	($4)	-	-	-	-	-	($4)	-

Total Investment Level Debt	$15,802	$646	$9,691	$740	$791	$2,719	$30,389	$30,390

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership, and the Account’s operating results and liquidity could be adversely affected.

ITEM 4. Controls	and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e), occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: May 13, 2011

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
President and Director
(Principal Executive Officer)