Form 10-Q
period 2011-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2011-08-12
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

June 30, 2011 and December 31, 2010

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership, at fair value	$7,597,566	$7,285,446

Net Assets	$7,597,566	$7,285,446

NET ASSETS, representing:
Equity of contract owners	$5,702,472	$5,392,667
Equity of Pruco Life Insurance Company of New Jersey	1,895,094	1,892,779

	$7,597,566	$7,285,446

Units outstanding	2,886,067	2,955,276

Portfolio shares held	250,021	256,727
Portfolio net asset value per share	$30.39	$28.38

STATEMENTS OF OPERATIONS
For the three and six month periods ended June 30, 2011 and 2010

	1/1/2011-6/30/2011 (unaudited)	1/1/2010-6/30/2010 (unaudited)	4/1/2011-6/30/2011 (unaudited)	4/1/2010-6/30/2010 (unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$184,321	$172,978	$90,735	92,661

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	15,825	14,481	8,094	7,253

NET INVESTMENT INCOME	168,496	158,497	82,641	85,408

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	330,380	16,798	88,155	143,184

NET GAIN (LOSS) ON INVESTMENTS	330,380	16,798	88,155	143,184

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$498,876	$175,295	$170,796	228,592

STATEMENTS OF CHANGES IN NET ASSETS
For the three and six month periods ended June 30, 2011 and 2010

	1/1/2011-6/30/2011 (unaudited)	1/1/2010-6/30/2010 (unaudited)	4/1/2011-6/30/2011 (unaudited)	4/1/2010-6/30/2010 (unaudited)
OPERATIONS
Net investment income	$168,496	$158,497	$82,641	$85,408
Net change in unrealized gain (loss) on investments in Partnership	330,380	16,798	88,155	143,184

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	498,876	175,295	170,796	228,592

CAPITAL TRANSACTIONS
Net (withdrawals) by contract owners	(54,475)	(72,281)	(50,077)	(44,394)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(132,281)	(212,395)	(144,410)	(247,510)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(186,756)	(284,676)	(194,487)	(291,904)

TOTAL INCREASE (DECREASE) IN NET ASSETS	312,120	(109,381)	(23,691)	(63,312)

NET ASSETS
Beginning of period	7,285,446	7,317,018	7,621,257	7,270,949

End of period	$7,597,566	$7,207,637	$7,597,566	$7,207,637

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2011

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

Note 2: Summary of Significant Accounting Policies and Pronouncements

A. Basis of Accounting

The Unaudited Interim Financial Statements and the condensed balance sheets as of December 31, 2010, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Account’s Audited Financial Statements included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Account has transactions and relationships with Prudential and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include valuation of Investments in the Prudential Variable Contract Real Property Partnership.

Adoption of Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The Account adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The required disclosures are provided in Note 9.

Future Adoption of New Accounting Pronouncements

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Account expects this guidance to have a significant impact on its financial statement disclosures but limited, if any, impact on the Account’s financial position or results of operations.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2011

(Unaudited)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At June 30, 2011 and December 31, 2010 the Account’s interest in the General Partners Controlling Interest was 4.4% or 250,021 shares and 256,727 shares, respectively. Properties owned by the Partnership are, illiquid and their value is based on estimated fair value as discussed in the notes to the Partnership’s unaudited financial statements.

C. Income Recognition

Net investment income, realized and unrealized gains and losses are recognized daily for the investments in the Partnership. Amounts are based on the Account’s proportionate interest in the Partnership.

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

June 30, 2011

(Unaudited)

E. Partial Withdrawal Charge

A charge is imposed by Pruco Life of New Jersey on partial withdrawals of the cash surrender value for VAL. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract. This charge is assessed through the redemption of units.

Note 4: Taxes

Pruco Life of New Jersey is taxed as a “life insurance company”, as defined by the Internal Revenue Code. The results of operations of the Account form a part of PFI’s consolidated federal tax return. Under current federal, state and local law, no federal, state or local income taxes are payable by the Account. As such, no provision for the tax liability has been recorded in these financial statements.

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the three and six months ended June 30, 2011, and 2010 were as follows:

	Three Months Ended June 30, (Unaudited)
	2011	2010
VAL	$(39,493)	$(44,555)
VLI	5,183	283
SPVA	0	0
SPVL	(15,767)	(122)

TOTAL	$(50,077)	$(44,394)

	Six Months Ended June 30, (Unaudited)
	2011	2010
VAL	$(42,617)	$(63,762)
VLI	4,655	(8,277)
SPVA	0	0
SPVL	(16,513)	(242)

TOTAL	$(54,475)	$(72,281)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2011

(Unaudited)

Note 6: Partnership Distributions

For the six months ended June 30, 2011, the Partnership made a distribution of $5 million. The Pruco Life of New Jersey Account’s share of this distribution was $0.2 million. During the year ended December 31, 2010, the Partnership made distributions of $10 million on October 27th and $7.5 million on May 3rd. The Account’s share of these distributions was $0.4 and $0.3 million respectively.

Note 7: Unit Information

Outstanding units and unit values at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Units Outstanding:	2,886,067	2,955,276
Unit Value:	2.23637 to 2.78852	2.10140 to 2.60866

Note 8: Financial Highlights

The range of total return for the three and six months periods ended June 30, 2011 and 2010, were as follows:

	Three Months Ended June 30, (Unaudited)
	2011	2010
Total Return	2.05% to 2.27%	3.00% to 3.23%

	Six Months Ended June 30, (Unaudited)
	2011	2010
Total Return	6.42% to 6.89%	2.04% to 2.50%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2011

(Unaudited)

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

June 30, 2011

(Unaudited)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s)
	Fair Value Measurements at June 30, 2011
Assets:	Amounts Measured at Fair Value 06/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$7,598	$—	$—	$7,598

	($ in 000’s)
	Fair Value Measurements at December 31, 2010
Assets:	Amounts Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$7,285	$—	$—	$7,285

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and June 30, 2010.

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the six months ending June 30, 2011 (Level 3)

Beginning balance @ 01/01/11	$7,285

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$330
Net Investment Income from Partnership operations	$185
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$—
Equity losses	—
Distributions	$(202)

Ending balance @ 06/30/2011	$7,598

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$330

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the six months ending June 30, 2010 (Level 3)

Beginning balance @ 01/01/10	$7,317

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$17
Net Investment Income from Partnership operations	$173
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(299)
Equity losses	—
Distributions	—

Ending balance @ 06/30/2010	$7,208

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$17

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the three months ending June 30, 2011 (Level 3)

Beginning balance @ 04/01/11	$7,621

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$88
Net Investment Income from Partnership operations	$91
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$—
Equity losses	—
Distributions	$(202)

Ending balance @ 06/30/2011	$7,598

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$88

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the three months ending June 30, 2010 (Level 3)

Beginning balance @ 04/01/10	$7,271

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$143
Net Investment Income from Partnership operations	$93
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(299)
Equity losses	—
Distributions	—

Ending balance @ 06/30/2010	$7,208

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$143

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 06/30/2011 - $194,977,799; 12/31/2010-$194,140,941)	$166,549,418	$158,900,000
Preferred equity investment (cost: 06/30/2011 - $8,551,028; 12/31/2010 - $14,166,536)	8,130,220	12,591,448

Total real estate investments	$174,679,638	171,491,448

CASH AND CASH EQUIVALENTS	35,479,671	28,881,784

OTHER ASSETS, NET	2,655,229	2,416,157

Total assets	$212,814,538	$202,789,389

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 6/30/11 $7,625; 12/31/10 $10,237)	$33,886,483	$30,565,616

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,482,677	2,870,545

DUE TO AFFILIATES	608,508	597,136

OTHER LIABILITIES	921,075	1,028,318

Total liabilities	37,898,743	35,061,615

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	171,684,395	165,027,953

NONCONTROLLING INTEREST	3,231,400	2,699,821

	174,915,795	167,727,774

Total liabilities and partners’ equity	$212,814,538	$202,789,389

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,649,795	5,815,305

SHARE VALUE AT END OF PERIOD	$30.39	$28.38

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
INVESTMENT INCOME:
Revenue from real estate and improvements	$11,214,683	$11,975,084	$5,838,239	$6,157,118
Interest on preferred equity investment	740,338	500,985	289,036	251,876
Interest income	17,757	12,103	8,626	6,250

Total investment income	11,972,778	12,488,172	6,135,901	6,415,244

INVESTMENT EXPENSES:
Operating	2,964,108	3,087,757	1,422,764	1,527,985
Investment management fee	1,169,290	1,145,971	595,187	570,294
Real estate taxes	955,392	1,298,122	573,898	647,419
Administrative	1,937,538	2,347,207	1,063,354	1,182,337
Interest expense	581,765	504,050	335,122	250,375

Total investment expenses	7,608,093	8,383,107	3,990,325	4,178,410

NET INVESTMENT INCOME	4,364,685	4,105,065	2,145,576	2,236,834

UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Change in unrealized gain (loss) on real estate investments held	7,966,838	655,813	1,752,919	3,399,611

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,331,523	$4,760,878	$3,898,495	$5,636,445

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	192,388	156,831	93,161	123,964
Net unrealized gain (loss) attributable to noncontrolling interest	482,693	280,530	(244,419)	136,227

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$675,081	$437,361	$(151,258)	$260,191

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	4,172,297	3,948,234	2,052,415	2,112,870
Net unrealized gain (loss) attributable to general partners’ controlling interest	7,484,145	375,283	1,997,338	3,263,384

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$11,656,442	$4,323,517	$4,049,753	$5,376,254

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ended June 30,
	2011			2010
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$4,172,297	$192,388	$4,364,685	$3,948,234	$156,831	$4,105,065
Net realized and unrealized gain (loss) from real estate investments	7,484,145	482,693	7,966,838	375,283	280,530	655,813

Increase (decrease) in net assets resulting from operations	11,656,442	675,081	12,331,523	4,323,517	437,361	4,760,878

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	(5,000,000)	—	(5,000,000)	(7,500,000)	—	(7,500,000)
Distributions to noncontrolling interest	—	(143,502)	(143,502)	—	(146,865)	(146,865)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	(143,502)	(5,143,502)	(7,500,000)	(146,865)	(7,646,865)

INCREASE (DECREASE) IN NET ASSETS	6,656,442	531,579	7,188,021	(3,176,483)	290,496	(2,885,987)

NET ASSETS - Beginning of period	165,027,953	2,699,821	167,727,774	167,204,272	2,097,909	169,302,181

NET ASSETS - End of period	$171,684,395	$3,231,400	$174,915,795	$164,027,789	$2,388,405	$166,416,194

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June, 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$12,331,523	$4,760,878
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(7,966,838)	(655,813)
Amortization of discount on investment level debt	2,612	(2,463)
Amortization of deferred financing costs	15,021	26,378
(Increase) decrease in accrued interest included in preferred equity investment	(253,153)	38,750
Bad debt expense	27,939	23,728
(Increase) decrease in:
Other assets	(282,032)	(624,313)
Increase (decrease) in:
Accounts payable and accrued expenses	(792,766)	435,314
Due to affiliates	11,372	(19,402)
Other liabilities	(107,243)	(139,573)

Net cash flows provided by (used in) operating activities	2,986,435	3,843,484

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Additions to real estate and improvements	(431,962)	(1,349,819)
Return of investment in preferred equity investment	5,868,661	—

Net cash flows provided by (used in) investing activities	5,436,699	(1,349,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(7,500,000)
Proceeds from investment level debt	19,000,000	429,328
Principal payments on investment level debt	(15,681,745)	(321,216)
Distributions to noncontrolling interest	(143,502)	(146,865)

Net cash flows provided by (used in) financing activities	(1,825,247)	(7,538,753)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,597,887	(5,045,088)

CASH AND CASH EQUIVALENTS - Beginning of period	28,881,784	24,522,159

CASH AND CASH EQUIVALENTS - End of period	$35,479,671	$19,477,071

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			2011 Total Rentable Square Feet Unless Otherwise	June 30, 2011 (Unaudited)		December 31, 2010
Property Name	June 30, 2011 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,386,444	$7,200,000	$26,339,685	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,014,628	7,000,000	12,937,126	6,700,000
Westpark	WO	Brentwood, TN	97,199	14,841,402	12,349,418	14,585,669	10,400,000
Financial Plaza	WO	Brentwood, TN	98,049	12,790,644	9,500,000	12,854,615	9,500,000

		Offices % as of 6/30/11	21%	67,033,118	36,049,418	66,717,095	33,800,000

APARTMENTS
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,743,350	18,100,000	16,649,083	17,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,861,304	24,000,000	22,854,377	23,500,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,959,475	11,000,000	13,850,701	10,200,000

		Apartments % as of 6/30/11	31%	53,564,129	53,100,000	53,354,161	51,100,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,199,452	17,200,000	18,197,093	16,300,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,808,445	27,500,000	23,707,485	26,200,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,070,764	15,200,000	15,068,438	14,600,000
CARS Preferred Equity	PE	Various	N/A	8,551,028	8,130,220	14,166,536	12,591,448
Harnett Crossing	WO	Dunn, NC	193,325	6,393,271	3,300,000	6,239,696	3,300,000

		Retail % as of 6/30/11	42%	72,022,960	71,330,220	77,379,248	72,991,448

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,908,620	14,200,000	10,856,973	13,600,000

		Hotel % as of 6/30/11	8%	10,908,620	14,200,000	10,856,973	13,600,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 6/30/11			102%	$203,528,827	$174,679,638	$208,307,477	$171,491,448

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

PE - Preferred equity investments

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

	June 30, 2011 (Unaudited)				December 31, 2010
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				20.7%		17.5%

Federal Home Loan Bank, 0 coupon bond	$4,281,000	July, 2011	$4,281,000	$4,281,000	$8,181,000	$8,181,000
Federal Home Loan Bank, 0 coupon bond	9,275,000	August, 2011	9,274,820	9,274,820	4,999,740	4,999,740
Federal Home Loan Bank, 0 coupon bond	5,900,000	August, 2011	5,899,769	5,899,769	4,676,891	4,676,891
Federal Home Loan Bank, 0 coupon bond	10,000,000	August, 2011	9,998,843	9,998,843	9,997,022	9,997,022
Federal Home Loan Bank, 0 coupon bond	5,000,000	August, 2011	4,999,967	4,999,967	—	—

Total Cash Equivalents			34,454,399	34,454,399	27,854,653	27,854,653

Cash			1,025,272	1,025,272	1,027,131	1,027,131

Total Cash and Cash Equivalents			$35,479,671	$35,479,671	$28,881,784	$28,881,784

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2010. The Partnership has evaluated subsequent events through August 12, 2011, the date these financial statements were available to be issued.

B.	Accounting Pronouncements Adopted - In January 2010, the FASB issued updated guidance that requires new fair value disclosures for significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Partnership adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 3.

C.	New Accounting Pronouncement - In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Partnership expects this guidance to have a significant impact on its financial statement disclosures but limited, if any, impact on the Partnership’s consolidated financial position or results of operations.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the six months ended June 30, 2011 and June 30, 2010, was $566,746, and $477,673 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

(Unaudited)

Note 3: Fair Value Measurements

Valuation Methods:

Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above or below market leases, in-place leases, and tenant relationships at the time of acquisition.

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

Cash equivalents include short term investments. Short term investments are generally valued suing unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

(Unaudited)

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

During the six months ended June 30, 2011 and 2010, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

	(in 000’s)
		Fair value measurements at June 30, 2011 using
	Cost at 6/30/11	Amounts measured at fair value 6/30/2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:

Real estate and improvements	$194,978	$166,550	$—	$—	$166,550
Preferred equity investments	8,551	8,130	—	—	8,130
Cash equivalents	34,454	34,454	34,454	—	—

Total	$237,983	$209,134	$34,454	$—	$174,680

	(in 000’s)
		Fair value measurements at December 31, 2010 using
	Cost at 12/31/10	Amounts measured at fair value 12/31/2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:

Real estate and improvements	$194,141	$158,900	$—	$—	$158,900
Preferred equity investments	14,166	12,591	—	—	12,591
Cash equivalents	28,882	28,882	28,882	—	—

Total	$237,189	$200,373	$28,882	$—	$171,491

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2011 and June 30, 2010.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ending June 30, 2011

(Level 3)

	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 1/1/11	$158,900	$12,592	$171,492

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	6,813	1,154	7,967
Equity income (losses)/interest income	—	740	740
Acquisitions, issuances and contributions	837	—	837
Disposition, settlements and distributions	—	(6,356)	(6,356)

Ending balance @ 6/30/11	$166,550	$8,130	$174,680

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$6,813	$1,154	$7,967

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ending June 30, 2010

(Level 3)

	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 1/1/10	$167,100	$10,045	$177,145

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(1,201)	1,857	656
Equity income (losses)/interest income	—	501	501
Acquisitions, issuances and contributions	2,119	—	2,119
Disposition, settlements and distributions	—	(540)	(540)

Ending balance @ 6/30/10	$168,018	$11,863	$179,881

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(1,201)	$1,857	$656

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending June 30, 2011

(Level 3)

	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 4/1/11	$164,400	$7,834	$172,234

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,563	190	1,753
Equity income (losses)/interest income	—	289	289
Acquisitions, issuances and contributions	587	—	587
Disposition, settlements and distributions	—	(183)	(183)

Ending balance @ 6/30/11	$166,550	$8,130	$174,680

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,563	$190	$1,753

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending June 30, 2010

(Level 3)

	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 4/1/10	$165,400	$10,312	$175,712

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,828	1,571	3,399
Equity income (losses)/interest income	—	252	252
Purchases/issuances/settlements	790	—	790
Dispositions/settlements/distributions	—	(272)	(272)

Ending balance @ 6/30/10	$168,018	$11,863	$179,881

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,828	$1,571	$3,399

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

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

Based on borrowing rates available to the Partnership at June 30, 2011 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $34.1 million, and a carrying value (cost) of $33.9 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 5: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of June 30, 2011 and December 31, 2010.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2011 the Partnership had no outstanding matured loans.

A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.

In the event the Partnership’s current portfolio and investment obligations are not refinanced or extended when they become due, management anticipates that the repayment of these obligations will be provided by operating cash flow, new debt refinancing, and real estate investment sales.

Note 6: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 7: Related Party Transactions

The Partnership has transactions and relationships with PFI and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the periods ended June 30, 2011 and June 30, 2010, management fees incurred by the Partnership were $1,169,290 and $1,145,971, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2011 and June 30, 2010, were $26,814 and $26,814, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2011 and December 31, 2010

(Unaudited)

Note 8: Financial Highlights

	For The Six Months Ended June 30,
	2011	2010	2009	2008	2007
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$28.38	$25.88	$31.65	$36.55	$33.87
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	0.92	0.80	0.73	1.15	1.08

Investment Management fee attributable to general partners’ controlling interest	(0.20)	(0.17)	(0.20)	(0.26)	(0.24)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	1.29	0.06	(5.24)	(0.19)	0.96

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	2.01	0.69	(4.71)	0.70	1.80

Net Asset Value attributable to general partners’ controlling interest, end of period	$30.39	$26.57	$26.94	$37.25	$35.67

Total Return attributable to general partners’ controlling interest, before Management Fee:	7.78%	3.28%	-14.27%	2.63%	6.05%

Total Return attributable to general partners’ controlling interest, after Management Fee (a):	7.06%	2.66%	-14.89%	1.92%	5.32%

Ratios/Supplemental Data:

Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$172	$164	$174	$252	$241
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	0.83%	0.82%	0.69%	0.72%	0.77%
Net Investment Income, before Management Fee	3.16%	3.06%	2.42%	3.14%	3.19%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Real Property Account, or the “Account,” are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are Prudential Life Insurance Company, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “Partners”.

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Financial Statements of the Account and the unaudited Consolidated Financial Statements of the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of June 30, 2011, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $35.5 million, an increase of approximately $6.6 million from $28.9 million at December 31, 2010. The increase was primarily due to the following activities: (1) net cash flow generated from property operations of $2.9 million; (2) the partial capital redemption of $5.9 million from the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment, and (3) net cash proceeds of $3.3 million generated from the refinancing of the loan on a retail property in Ocean City, Maryland. Partially offsetting the increase was the $5.0 million distribution to the Partners and the funding of capital expenditures to existing properties. Approximately $0.8 million of capital expenditure included $0.3 million funded for tenant improvements and leasing costs at one of the office properties in Brentwood, Tennessee; approximately $0.2 million was associated with property and roof improvements at the retail property in Dunn, North Carolina; approximately $0.3 million funded minor capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital redemptions, loan refinancings, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2011, approximately 16.7% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three and six month periods ended June 30, 2011 and 2010.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the six months ended June 30, 2011 was approximately $4.2 million, an increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.4 million and $0.1 million in the retail and office sector investments’ net investment incomes from the prior year period, respectively. Partially offsetting these increases was a decrease of approximately $0.3 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended June 30, 2011 was approximately $2.1 million, relatively unchanged from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $7.5 million for the six-month period ended June 30, 2011. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $0.4 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the six-month period ended June 30, 2011 were due to valuation increases in all property sector investments: $5.5 million in the first quarter of 2011 and $2.0 million in the second quarter.

The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $2.0 million for the three-month period ended June 30, 2011. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $3.3 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three-month period ended June 30, 2011 were due to valuation increases in all property sector investments. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the six- and three-month periods ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net Investment Income:

Office properties	$1,211,642	$1,060,795	$636,920	$494,339
Apartment properties	1,402,236	1,705,532	713,189	872,228
Retail properties	2,690,228	2,301,443	1,194,107	1,225,691
Hotel property	248,362	230,911	211,416	201,181
Other (including interest income, investment mgt fee, etc.)	(1,380,171)	(1,350,447)	(703,217)	(680,569)

Total Net Investment Income	$4,172,297	$3,948,234	$2,052,415	$2,112,870

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$1,933,392	$(1,104,412)	$968,390	$25,825
Apartment properties	1,790,032	2,467,358	439,398	2,599,163
Retail properties	3,276,957	(979,734)	529,884	643,810
Hotel property	483,764	(7,929)	59,666	(5,414)

Net Unrealized Gain (Loss) on Real Estate Investments	$7,484,145	$375,283	$1,997,338	$3,263,384

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Lisle, IL	$139,660	$149,368	$(46,760)	$344,694	55%	48%
Brentwood, TN	225,663	(224,119)	1,693,683	300,296	97%	68%
Beaverton, OR	269,838	547,969	222,498	(1,746,281)	85%	88%
Brentwood, TN	576,481	587,577	63,971	(3,121)	100%	100%

	$1,211,642	$1,060,795	$1,933,392	$(1,104,412)

Three Months Ended June 30,
Property
Lisle, IL	$78,273	$96,342	$(24,112)	$(4,865)
Brentwood, TN	133,077	(106,485)	675,986	789,871
Beaverton, OR	134,599	230,536	220,016	(759,181)
Brentwood, TN	290,971	273,946	96,500	—

	$636,920	$494,339	$968,390	$25,825

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $1.2 million and $0.6 million for the six and three months ended June 30, 2011, respectively, which represents increases of approximately $0.2 million and $0.1 million, respectively, from the prior year periods. The increases in net investment income attributable to the general partners’ controlling interest for the six and three-month periods were primarily attributable to actual occupancy and rental rate increases from new and existing leases at one of the properties in Brentwood, Tennessee. Partially offsetting these increases was a decrease in rental income at the property in Beaverton, Oregon due to a rent concession given to the building’s largest tenant.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.9 million during the six months ended June 30, 2011, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million for the prior year period. The office properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.0 million during the three months ended June 30, 2011, compared with a nominal net unrealized gain attributable to the general partners’ controlling interest for the prior year period. The net unrealized gain attributable to the general partner’s controlling interest for the six and three months ended June 30, 2011 was primarily due to valuation gains at one of the properties in Brentwood, Tennessee based on lower investment rates and increased revenue due to higher occupancy and rental rates. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Atlanta, GA (1)	$(5,203)	$411,036	$—	$2,146,446	N/A	94%
Raleigh, NC	501,457	390,092	605,733	(117,126)	98%	97%
Austin, TX	617,799	607,011	493,073	497,268	99%	92%
Charlotte, NC	288,183	297,393	691,226	(59,230)	99%	95%

	$1,402,236	$1,705,532	$1,790,032	$2,467,358

Three Months Ended June 30,
Property
Atlanta, GA (1)	$1,461	$208,526	$—	$2,034,184
Raleigh, NC	266,606	200,082	(32,709)	97,262
Austin, TX	300,108	296,033	297,094	497,908
Charlotte, NC	145,014	167,587	175,013	(30,191)

	$713,189	$872,228	$439,398	$2,599,163

(1)

The Atlanta, Georgia property was sold on September 29, 2010. The loss for the six months ended June 30, 2011 is a result of post-closing adjustments. The income for the three months ended June 30, 2011 is due to a reclass from a retail property.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $1.4 million and $0.7 million for the six and three months ended June 30, 2011, respectively, which represents decreases of approximately $0.3 million and $0.2 million, respectively, from the prior year periods. The decreases were primarily due to lost revenue as a result of the disposition of the property in Atlanta, Georgia on September 29, 2010.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.8 million and $0.4 million for the six and three months ended June 30, 2011, respectively, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $2.5 million and $2.6 million for the prior year periods, respectively. The net unrealized gains attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2011 were generally due to valuation increases at each existing property as a result of decreased investment rates and more favorable market leasing assumptions.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Roswell, GA(1)	$72,833	$—	$—	$—	N/A	N/A
Hampton, VA	496,577	504,283	897,640	(2,310,969)	96%	94%
Ocean City, MD	513,885	564,567	780,938	210,442	98%	96%
Westminster, MD	640,526	593,106	597,673	(720,192)	100%	100%
Dunn, NC	226,069	142,523	(153,575)	(16,194)	35%	36%
CARS Preferred Equity (2)	740,338	496,964	1,154,281	1,857,179	N/A	N/A

	$2,690,228	$2,301,443	$3,276,957	$(979,734)

Three Months Ended June 30,
Property
Roswell, GA(1)	$(1,461)	$—	$—	$—
Hampton, VA	252,241	271,704	197,640	(400,169)
Ocean City, MD	224,571	321,393	156,068	99,487
Westminster, MD	334,724	311,335	97,673	(619,558)
Dunn, NC	94,996	71,404	(111,977)	(7,410)
CARS Preferred Equity (2)	289,036	249,855	190,480	1,571,460

	$1,194,107	$1,225,691	$529,884	$643,810

(1)

The Roswell, Georgia retail property was sold on May 1, 2009. The Income for the six months ended June 30, 2011 is a result of post-closing adjustments. The loss for the three months ended June 30, 2011 is due to a reclass from an apartment property.

(2)	A portion of the CARS Preferred Equity position was redeemed on March 11, 2011.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $2.7 million and $1.2 million for the six and three months ended June 30, 2011, respectively, which is approximately a $0.4 million increase and relatively no change from the prior year periods, respectively. The increase in net investment income attributable to the general partners’ controlling interest for the six month period ended June 30, 2011 was largely due to (a) the reconciliation of the interest rate at the CARS preferred equity investment resulting in a $0.3 million true up (b) $0.1 million post-closing income from the sale of the property in Roswell, Georgia related to a tax reconciliation.

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.3 million for the six months ended June 30, 2011, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.0 million for the prior year period. The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.5 million for the three months ended June 30, 2011, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.6 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the six and three -month period ended June 30, 2011 were primarily due to (a) an increased valuation of the CARS preferred equity investment based on a reduction in the principal balance and expected remaining term of the investment, resulting in an increased present value of principal repayment, as well as decreased risk and applied market investment rate; and (b) increased valuations of the properties in Hampton, Virginia; Ocean City, Maryland; and Westminster, Maryland, generally due to improved market leasing conditions and decreased investment rates. Valuation gains were partially offset by capital expenditures incurred at several properties.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Lake Oswego, OR	$248,362	$230,911	$483,764	$(7,929)	74%	67%

Three Months Ended June 30,
Property
Lake Oswego, OR	$211,416	$201,181	$59,666	$(5,414)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.2 million for the six and three months ended June 30, 2011, respectively, which has remained relatively unchanged from the prior year periods due to a consistent level of occupancy and average daily rates at the hotel property.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $0.5 million and $0.1 million for the six and three months ended June 30, 2011, respectively, compared with slight losses during the prior year periods. The unrealized gains attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2011 were primarily due to a valuation increase caused by an increase in projected occupancy, revenue per available room, and average daily rate at the property reflecting improvements in the overall hotel market.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $1.4 million and $0.7 million for the six and three month periods ended June 30, 2011, which remained relatively unchanged from the prior year periods, respectively.

(c) Inflation

A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited Financial Statements of the Account and the unaudited Consolidated Financial Statements of the Partnership may change significantly.

The following sections discuss those critical accounting policies applied in preparing the unaudited Financial Statements of the Account and the unaudited Consolidated Financial Statements of the Partnership that are most dependent on the application of estimates and assumptions.

Accounting Pronouncements Adopted

See Note 1B to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

New Accounting Pronouncement

See Note 1C to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Cash equivalents include short term investments. Short term investments are generally valued using unadjusted quote prices in active markets that are accessible for identical assets and are primarily classified as Level 1.

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial statements of the Account and the unaudited Consolidated Financial Statements of the Partnership and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 39.81% of its investment portfolio as of June 30, 2011, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents at June 30, 2011:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash equivalents	0-3 months	$34.5	1.45%

The table below discloses the Partnership’s debt as of June 30, 2011. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	4.77%	6.19%	6.18%	6.18%	6.18%	6.18%	5.95%
Fixed Rate	$425	$892	$954	$1,016	$1,084	$20,523	$24,894	$25,183
Variable Rate	$0	—	$9,000	—	—	—	$9,000	$8,941
Premium/(Discount) on Investment Level Debt	($8)	—	—	—	—	—	($8)	—

Total Investment Level Debt	$417	$892	$9,954	$1,016	$1,084	$20,523	$33,886	$34,124

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership, and the Account’s operating results and liquidity could be adversely affected.

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e), occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
in respect of
Pruco Life of New Jersey Variable
Contract Real Property Account
(Registrant)

Date: August 12, 2011

By:	/s/ Thomas Diemer
Thomas Diemer
Chief Financial Officer
(Authorized Signatory and Principal Accounting and Financial Officer)