Form 10-K
period 2011-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2012-03-09
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act)    YES  ☐    NO  ☒

DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2012, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2011.

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT

REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or the Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; (15) interruption in telecommunication, information technology or other operation systems or failure to maintain the security, confidentially or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to the operation of the Partnership and investment in our securities

PART I

Item 1. Business

Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life and variable annuity contracts (“the Contracts”) issued by Pruco Life of New Jersey, which are no longer sold.

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

Office Properties – The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 361,542, of which 86%, or 311,268 square feet, are leased between 1 and 10 years.

Apartment Complexes – The Partnership owns apartment properties in Austin, Texas; Charlotte, North Carolina; and Raleigh, North Carolina, comprising a total of 615 apartment units, of which 95%, or 584 units, are leased. Leases range from month-to-month to eighteen months.

Retail Property – The Partnership owns retail properties in Ocean City, Maryland; Hampton, Virginia; Dunn, North Carolina; and Westminster, Maryland. Total square footage owned is approximately 650,671 of which 75%, or 484,844 square feet, are leased between 1 and 30 years.

Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2011 averaged 65%.

Investment in Real Estate Trust – The Partnership liquidated its entire investment in private real estate investment trust (“REIT”) shares in December 2001. The Partnership does, however, maintain a preferred equity investment in an existing REIT (See Item 7).

The Partnership’s investments are maintained so as to meet the diversification requirements set forth in treasury regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h) requires, among other things, that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with regulatory requirements of the State of New Jersey, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership’s gross assets as of the prior fiscal year.

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

Market Conditions

Improvement in economic indicators gave rise to hope that sustainable economic expansion may take root in 2012. Recovering employment, pent-up demand, continued strong corporate profits and balance sheets and a prolonged low interest rate environment is expected to help the US economy. Payrolls expanded by 200,000 in December 2011, and the unemployment rate dropped to its lowest level since 2009. While uncertainty has discouraged firms from making significant hiring/investment decisions, any signs of sustained recovery may lead to upside potential for the US economy. However, markets remain wary of another shock caused by the unresolved sovereign debt crisis in Europe and uncertainty leading up to the 2012 election. Barring unforeseen events, the recovery is predicted to continue at a moderate pace for another year or more until a full-fledged recovery takes root. The Blue Chip Consensus Forecast, an average of the estimates of about 50 private-sector economists, calls for 2.2% GDP growth, up from 1.7% in 2011.

Debt Markets

Life insurance companies and agency lenders are expected to originate record levels of debt in 2012, which is good news for class A assets and apartments. Lending by commercial mortgage-backed security (“CMBS”) programs and commercial banks stalled late in 2011 due to the volatile financial markets, and are likely to remain tepid early in 2012. According to Commercial Mortgage Alert, a leading trade publication that tracks the commercial mortgage market, CMBS activity slowed after a strong first half that led to $32.7 billion of issuance for 2011, compared to $11.6 billion issued in 2010. Liquidations of troubled assets may increase slightly in 2012, as many banks are better able to absorb losses and loan values continue to recover. With proposed changes to commercial banks’ business models still developing, agency lenders Fannie Mae and Freddie Mac should continue to dominate the multifamily sector.

REIT Market

The FTSE NAREIT Equity REIT Index, which is published jointly by the FTSE Group, a world leader in the creation and management of over 120,000 equity, bond, and alternative asset class indices, and National Association of Real Estate Investment Trusts (“NAREIT”), reported an 8.3% return in 2011 after 28% increases in both 2009 and 2010. Net operating growth should be strong in 2012, and yields are expected to increase. Like many companies, REITs have hoarded cash in the uncertain environment, but they should likely begin to pay out more as the outlook improves. REITs have deleveraged and are well-positioned to service their debt, even if there are dislocations in the credit markets. Low interest rates give quality REITs an opportunity to lock in debt at favorable rates, providing a potential for acquisitions with favorable returns. REITs raised $47 billion of equity and debt in 2011, based on information reported on SNL Securities, a market data collection firm.

Property Markets

Overall demand for commercial space should improve in markets and property types. Demographics and pent-up demand should increase demand for apartments for several years, while demand for hotels and storage units should continue to grow. Office and warehouse fundamentals should see more modest improvement, while retail should struggle with high vacancies, weak store expansion and competition from online retailers. Occupier demand should be higher in gateway cities and for top-quality office buildings and malls. Even if demand improves only modestly, vacancy rates should shrink as development remains at historic low levels in all property types. Apartment development is percolating, but it may take another year or two before a meaningful number of units can be completed.

A desire for income and security in the uncertain environment has increased demand for high-quality commercial real estate properties. That should improve property values, which should remain steady and may move higher for core assets. Overall property yields should likely decrease as a result of low-rate debt financing, an abundance of equity capital from both the US and abroad, and the likelihood of improving market fundamentals. US real estate returns remain attractive compared to most asset classes.

Apartments: Demand for apartments remains constant, driving occupancy gains and increasing effective rents in many markets. Many analysts are increasing their Net Operating Income (“NOI”) projections for the next two years. Favorable demographics and pent-up demand as labor markets strengthen should provide additional support for improving fundamentals in 2012 and 2013. Vacancies dropped to the low 5% range in 2011. New development remains limited, but construction is picking up relatively rapidly, particularly as completions focus on the for-rent segment.

Retail: Vacancy rates across all formats have stabilized, although they remain near all-time highs. With new supply low, weak demand should produce a fragile recovery and modest rent growth potential. Retailers are likely to remain cautious about store expansion this year. The feeble bank lending environment and ongoing housing market weakness have discouraged local merchants from opening new stores. Holiday sales increased in 2011 over 2010, but consumer confidence remains fragile, and there are signs that spending growth should be curtailed in 2012. High-end retail sales strength is supported by job and income gains among higher-income workers. That boosts the outlook for Class A malls, which are seeing solid growth in net operating income. Opportunistic investors are focusing on redeveloping weaker assets or, in some cases, finding relative value plays in strip mall sectors.

Office: Vacancies continue to drop. Absorption should remain on par with 2011 (0.6% of stock, according to Property & Portfolio Research, a leading provider of commercial real estate industry data), as firms backfill existing space with new employees. The flight to quality continues, as fundamentals are improving for Class A stock in top markets, which should fuel rent gains. Demand for class B/C stock in secondary markets is stabilizing, but rent gains are another year or two away. Markets with tech exposure should continue to perform well. Transaction volume in primary markets tripled in 2011, as investors accepted lower return expectations in recognition of the low interest rate environment. Strong demand for safe harbor assets and low borrowing costs should sustain the strong appreciation gains in gateway markets. The large spread between high- and low-barrier markets should entice some investors into riskier markets as the economy improves.

Hotel: Hotel fundamentals should improve further in 2012, though the rate of growth may moderate after two strong years. In 2011, the average occupancy rose 4.4%, average daily rates rose 3.7% and revenue per available room rose 8.2%, according to Smith Travel Research (STR), a leading provider of lodging industry data. Luxury and upscale segments continue to lead the recovery, and the primary markets are faring the best. Development should be limited for several years, though activity is increasing in markets such as New York City and Houston. A large portion of hotel debt is overleveraged, and should need to be recapitalized over the next few years. Opportunities should abound for investors to provide debt and equity capital to repair underwater loans.

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

Our businesses and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions in recent years. Our businesses, results of operations and financial condition may be adversely affected, possibly materially, if these conditions persist or recur. Uncertainty and concerns with respect to market, economic and financial conditions in Europe intensified in the latter part of 2011. These concerns have given rise to a perceived risk of default on the government securities of certain European countries, including Greece, Ireland, Italy, Portugal and Spain, and fears of a contagion that could lead to the insolvency of, or defaults by, other countries as well as financial institutions with significant direct or indirect exposure to the government securities of affected countries. The credit ratings of most European countries have been downgraded by certain of the major rating agencies. Yields on the government securities of most European Union member states have been volatile. The European Union, the European Central Bank and the International Monetary Fund have implemented or proposed programs to address these conditions. We cannot predict with any certainty whether these programs will be successful or the effect that continuing adverse European market, economic and financial conditions or such programs may have on the future viability of the euro or the European Monetary Union. Adverse European market, economic and financial conditions have had, and are likely to continue to have, a negative impact on global economic activity and financial markets. These conditions, should they persist or worsen, could adversely affect our investment results, results of operations and financial position.

Even under relatively favorable market conditions, our insurance and annuities products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects PFI to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require PFI to hold or raise additional capital, impose additional risk management requirements or impose new requirements for the rapid and orderly dissolution of PFI in the event of severe financial distress.

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase its tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended began to sunset at the end of 2011. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

However even in the absence of overall tax reform, the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase our actual tax expense, thereby reducing earnings.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products. Other legislative changes such as changes to the estate tax, also could reduce or eliminate the attractiveness of annuities and life insurance products to consumers.

For example, the estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. On February 13, 2012, the Obama Administration released the “General Explanation of the Administration’s Revenue Proposals,” or Revenue Proposals. The Revenue Proposals include a provision that would make permanent a $3.5 million individual exemption and a 45% maximum estate tax rate. It is unclear what Congress will do with respect to the estate tax after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of taxes we pay.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of its products are significantly dependent on these characteristics and its ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by its products, could impact product pricing and returns or require us to reduce the sales of these products or implement other actions that could be disruptive to its business. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Insurance regulators have implemented changes in the way in which companies must determine statutory reserves for variable annuities and products with similar guarantees as of the end of 2009. Insurance regulators continue to proceed to develop a principles based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain.

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

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our ability to support or grow our business. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, cash flow from our investment portfolio, and fees from separate account assets.

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2011, the Partnership had no outstanding matured loans.

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

•

The dramatic deterioration in the capital markets and weakness in the overall economy may adversely affect all sectors of the real estate market and may lead to declines in property values. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses. These events may have an adverse affect on our investment results.

•

The estimated fair value of real estate and real estate related assets is determined through an appraisal process. There continues to be significant disruptions in the global capital, credit and real estate markets. There remains a significant contraction in short-term and long-term debt and equity funding sources. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the financial statements.

•

Regardless of market conditions, certain investments we hold, including the properties in the Account, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit our access to capital required to operate our business. These market conditions may in the future limit our ability to replace, in a timely manner, maturing obligations and access the capital necessary to replace assets withdrawn by customers.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our counterparty obligations, support business initiatives and increasing realized losses.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment and behavior adversely affecting persistency of our life insurance and annuity products, including those offering the Account as an investment option.

The occurrence of natural or man-made disasters could adversely affect our operations, results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, including in the following respects:

•

Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•

A natural or man-made disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in financial markets.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. These risks are heightened by our offering of increasingly complex products, such as those that feature automatic asset transfer or re-allocation strategies, and by our employment of complex investment, trading and hedging programs.

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

As of December 31, 2011, approximately 1,956 contract owners of record held investments in the Real Property Account.

Item 6. Selected Financial Data

Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position are summarized as follows:

RESULTS OF OPERATIONS:

	Year Ended December 31,
	2011	2010	2009	2008	2007

RESULTS OF OPERATIONS:

Total Investment Income	$24,372,937	$24,928,302	$26,678,405	$32,124,390	$31,700,063

Net Investment Income	$8,559,353	$8,371,136	$7,967,278	$11,138,184	$12,663,580

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	14,773,499	8,033,579	(49,139,978)	(45,661,694)	6,290,345

Net Increase in Net Assets Resulting From Operations	$23,332,852	$16,404,715	$(41,172,700)	$(34,523,510)	$18,953,925

FINANCIAL POSITION:

	Year Ended December 31,
	2011	2010	2009	2008	2007

Total Assets	$212,980,362	$202,789,389	$204,296,658	$263,665,273	$290,166,898

Investment Level Debt	$33,464,270	$30,565,616	$30,824,899	$40,047,827	$32,121,712

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Real Property Account are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, collectively, the “Partners”.

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited Consolidated Financial Statements of the Account and the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of December 31, 2011, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $27.4 million, a decrease of approximately $1.5 million from $28.9 million as of December 31, 2010. The decrease was primarily due to the following activities: (1) a $15.3 million distribution to all of the Partnership’s investors; (2) $16.1 million of principal payments made on financed properties; and (3) $1.9 million paid for capital improvements. The $1.9 million payment for capital improvements included the following items: (1) $0.8 million for tenant improvements and leasing costs at the office property in Beaverton, Oregon; (2) $0.2 million for property and roof improvements at the retail property in Dunn, North Carolina; (3) $0.2 million for tenant improvements and leasing costs at the office properties in Brentwood, Tennessee; (4) $0.2 million for a water tower refurbishment, tenant improvements, and leasing costs at the retail property in Ocean City, Maryland; (5) $0.2 million for clubhouse improvements, fitness center improvements and roof repair at the apartment property in Raleigh, North Carolina: and (6) $0.3 million for capital improvements and transaction costs associated with leasing expenses at various properties. Partially offsetting this decrease in liquid assets was the following activities: (1) net cash flow generated from property operations of $7.4 million; (2) the partial capital redemption of $5.9 million from the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment, and (3) net cash proceeds of $19.0 million generated from the refinancing of the loan on a retail property in Ocean City, Maryland.

Sources of liquidity included net cash flow from property operations, capital redemptions, loan activity, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its partners. As of December 31, 2011, approximately 12.9% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership did not have any acquisitions or dispositions for the year ended December 31, 2011.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2011, and 2010.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2011 was approximately $8.2 million, an increase of approximately $0.2 million from the prior year. The increase in net investment income attributable to the general partners’ controlling interest was due to increases of approximately $0.4 million and $0.1 million in the office and hotel sectors’ investments’ net investment income attributable to the general partners’ controlling interest, respectively. Partially offsetting these increases was a decrease of approximately $0.1 million in the apartment sector’s net investment income attributable to the general partners’ controlling interest from the prior year. Additionally, there was approximately $0.1 million of additional losses in other income. The components of this net investment income attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation overview

The Partnership did not record a net recognized gain/loss attributable to the general partners’ controlling interests for the year ended December 31, 2011, compared with a net recognized gain attributable to the general partners’ controlling interest of approximately $2.3 million for the prior year. The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $13.9 million for the year ended December 31, 2011, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $5.0 million for the prior year. The net unrealized gain attributable to the general partners’ controlling interest of approximately $13.9 million for the year ended December 31, 2011 was primarily attributable to valuation increases in the apartment, office and retail sectors’ investments of approximately $5.3 million, $4.8 million and $3.7 million, respectively. The components of these valuation gains are discussed below by investment type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and realized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the years ended December 31, 2011 and 2010.

	Twelve Months Ended December 31,
	2011	2010
Net Investment Income:

Office properties	$2,491,711	$2,116,649
Apartment properties	2,996,631	3,100,230
Retail properties	4,695,227	4,702,107
Hotel property	838,836	751,058
Other (including interest income, investment mgt fee, etc.)	(2,793,116)	(2,700,635)

Total Net Investment Income	$8,229,289	$7,969,409

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	—	2,326,187

Net Recognized Gain (Loss) on Real Estate Investments	—	2,326,187

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	4,761,137	(2,121,258)
Apartment properties	5,260,349	5,621,737
Retail properties	3,665,511	1,590,868
Hotel property	244,440	(63,262)

Net Unrealized Gain (Loss) on Real Estate Investments	13,931,437	5,028,085

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$13,931,437	7,354,272

OFFICE PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Lisle, IL	$330,658	$322,148	$(67,057)	$346,730	55%	48%
Brentwood, TN - #1	696,325	(144,332)	2,405,039	133,512	100%	78%
Beaverton, OR	309,284	798,157	1,318,714	(2,111,499)	88%	88%
Brentwood, TN - #2	1,155,444	1,140,676	1,104,441	(490,001)	100%	100%

	$2,491,711	$2,116,649	$4,761,137	$(2,121,258)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $2.5 million for the year ended December 31, 2011, an increase of approximately $0.4 million from the prior year. The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2011 was primarily the result of a $0.8 million increase at one of the properties in Brentwood, Tennessee due to actual occupancy and rental rate increases from new and existing leases. The increase was partially offset by a $0.4 million decrease at the property in Beaverton, Oregon due to a rent concession given to the building’s largest tenant.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $4.8 million during the year ended December 31, 2011, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $2.1 million for the prior year. The net unrealized gain attributable to the general partners’ controlling interest of approximately $4.8 million for the year ended December 31, 2011 was primarily due to net unrealized gains attributable to the general partners’ controlling interest of approximately $3.5 million and $1.3 million at the properties in Brentwood, Tennessee and Beaverton, Oregon, respectively. The increase at the Brentwood, Tennessee property #1 increase was due to improved occupancy, and the increase at Brentwood, Tennessee property #2 was due to the lease renewal execution of the building’s only tenant. The increase at the property in Beaverton, Oregon was primarily attributable to lower investment rates and increased revenue due to higher rental rates. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

APARTMENT PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Recognized & Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Atlanta, GA (1)	$64,347	$537,772	$—	$2,326,187	N/A	N/A
Raleigh, NC	1,013,743	834,480	2,619,983	2,263,884	96%	97%
Austin, TX	1,343,490	1,168,585	1,782,217	2,461,614	93%	95%
Charlotte, NC	575,051	559,393	858,149	896,239	96%	96%

	$2,996,631	$3,100,230	$5,260,349	$7,947,924

(1)	The Atlanta, Georgia property was sold on September 29, 2010. The income in 2011 is a result of post-closing adjustments.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $3.0 million for the year ended December 31, 2011, a decrease of approximately $0.1 million from the prior year. The decrease in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2011 was primarily due to a $0.5 million decrease as a result of lost revenue from the disposition of property in Atlanta, GA on September 29, 2010. The decrease was partially offset by a $0.2 million increase at the Raleigh, NC property and a $0.2 million increase at the Austin, TX property.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $5.3 million for the year ended December 31, 2011, compared with a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $7.9 million for the prior year. The net unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2011 was generally due to valuation increases at each property as a result of more favorable investment rates and market leasing assumptions.

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Roswell, GA(1)	$72,833	$—	$—	$—	N/A	N/A
Hampton, VA	1,002,441	995,211	1,387,132	(2,360,694)	80%	94%
Ocean City, MD	873,205	1,181,188	579,703	526,367	96%	98%
Westminster, MD	1,325,394	1,288,695	591,313	676,440	100%	100%
Dunn, NC	312,820	232,760	(189,778)	129,655	35%	35%
CARS Preferred Equity (2)	1,108,534	1,004,253	1,297,141	2,619,100	N/A	N/A

	$4,695,227	$4,702,107	$3,665,511	$1,590,868

(1)	The Roswell, Georgia retail property was sold on May 1, 2009. The income in 2011 is a result of post-closing adjustments.
(2)	A partial capital redemption of the CARS Preferred Equity position was paid on March 11, 2011.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $4.7 million for the year ended December 31, 2011, which is relatively unchanged from the prior year.

Unrealized gain /(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.7 million for the year ended December 31, 2011, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million for the prior year. The net unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2011 was primarily due to (a) an increased valuation of the CARS preferred equity investment based on a reduction in the principal balance and expected remaining term of the investment, resulting in decreased risk and applied market investment rate; and (b) increased valuations of the properties in Hampton, Virginia; Ocean City, Maryland; and Westminster, Maryland, generally due to improved market leasing conditions and more favorable investment rates.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Average Occupancy 2011	Average Occupancy 2010
Property
Lake Oswego, OR	$838,836	$751,058	$244,440	$(63,262)	65%	59%

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.8 million for the year ended December 31, 2011, which is approximately 12% higher than the prior year due to a slightly higher level of occupancy. Average daily rate was consistent at the hotel property.

Unrealized gain /(loss)

The hotel property owned by the Partnership recorded an unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the year ended December 31, 2011, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year. The unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2011 was primarily due to a valuation increase caused by an increase in projected occupancy, revenue per available room, and average daily rate at the property reflecting improvements in the overall hotel market.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partner’s controlling interest was approximately $2.8 million for the year ended December 31, 2011, which was an increase of $0.1 million from the prior year.

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

The following sections discuss those critical accounting policies applied in preparing the Financial Statements of the Real Property Account and the Consolidated Financial Statements of the Partnership that are most dependent on the application of estimates and assumptions.

Accounting Pronouncements Adopted

See Note 2C to the Partnership’s Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

New Accounting Pronouncement

See Note 2D to the Partnership’s Consolidated Financial Statements for a discussion of new accounting pronouncements.

Valuation of Investments

Real Estate Investments – Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM, which is an indirectly owned subsidiary of PFI, is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 (see Note 5 to the Partnership’s Consolidated Financial Statements for detail) under the FASB authoritative guidance for fair value measurements.

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

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2011 and 2010.

Other Estimates

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partner’s controlling interest exposure to market rate risk for changes in interest rates relates to approximately 34.94% of its investment portfolio as of December 31, 2011, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at December 31, 2011:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and Cash equivalents	0-3 months	$27.4	1.15%

The table below discloses the Partnership’s debt as of December 31, 2011. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%
Fixed Rate	$892	$954	$1,016	$1,084	$1,153	$19,370	$24,469	$24,625
Variable Rate	$0	9,000		—		—	$9,000	$8,743
Premium/(Discount) on Investment Level Debt	(5)	—				—	(5)	—

Total Investment Level Debt	$887	$9,954	$1,016	$1,084	$1,153	$19,370	$33,464	$33,368

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are listed in the accompanying Index to the Financial Statements and Supplementary Data on F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2011 are included on Page F-2 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of December 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

JAMES J. AVERY, JR., Director – President, Individual Life Insurance, Prudential since 1998. Age 60.

THOMAS J. DIEMER, Director, Chief Financial Officer, Chief Accounting Officer and Vice President – Vice President, Financial Management, Prudential since 2002. Age 41.

JOSEPH D. EMANUEL, Chief Legal Officer, Secretary and Vice President – Vice President and Corporate Counsel, Annuities Law, Prudential since 2011. Age 48.

ROBERT M. FALZON, Director and Treasurer – Senior Vice President and Treasurer, Prudential since 2010; prior to 2010, Managing Director, Real Estate Investments, Prudential. Age 52.

YANELA C. FRIAS, Director – Vice President, Finance, Prudential since 2011. Age 40.

BERNARD J. JACOB, Director – Senior Vice President and Chief Financial Officer, US Businesses, Prudential since 2010; prior to 2010, Senior Vice President and Treasurer, Prudential. Age 56.

SARAH J. HAMID, Senior Vice President, Chief Actuary, and Appointed Actuary – Vice President and Actuary. Since 2008. Age 47.

STEPHEN PELLETIER, Director, Chief Executive Officer and President – President, Annuities, Prudential since 2008; prior to 2008, Chairman and Chief Executive Officer, Prudential International Investments. Age 58.

JAMES M. O’CONNOR, Senior Vice President and Actuary – Vice President, Actuarial, Prudential since 2001. Age 55.

KENT D. SLUYTER, Senior Vice President – Vice President and Actuary, Individual Life Insurance, Prudential since 2002. Age 52.

The business address of all directors and officers of Pruco Life Insurance Company of New Jersey is 213 Washington Street, Newark, New Jersey 07102-2917. Pruco Life of New Jersey directors and officers are elected annually.

Code of Ethics

We have adopted PFI’s code of business conduct and ethics, known as “Making the Right Choices.” Making the Right Choices is posted on PFI’s website at www.investor.prudential.com.

In addition, we have adopted PFI’s Corporate Governance Guidelines, which we refer to herein as the “Corporate Governance Principles and Practices.” PFI’s Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

Item 11. Executive Compensation

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Related Transactions in Note 11 of Notes to the Consolidated Financial Statements of the Partnership.

The Registrant is an indirect wholly-owned subsidiary of Prudential, which, in turn, is an indirect, wholly-owned subsidiary of PFI. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of PFI has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of PFI and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of PFI for the Annual Meeting of Shareholders to be held on May 8, 2012, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2011.

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

The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

Schedule III. Real Estate Owned: Properties

See the Index to Financial Statements and Supplementary Data on page F-1.

3.	Documents Incorporated by Reference

See the following list of exhibits.

4.	Exhibits

See the following list of exhibits.

(b)	None.

(c)	The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1	Amended Articles of Incorporation of Pruco Life Insurance Company of New Jersey filed as Exhibit 1.A.(6)(a) in Post Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28, 1997, and incorporated herein by reference.

3.2	Certificate of Amendment of the Articles of Incorporation of Pruco Life Insurance Company of New Jersey, filed as Exhibit (3B) in Post-Effective Amendment No. to Form S-6, Registration Statement No. 12 to Form S-1, Registration No. 33-20018, filed April 16, 1999,, and incorporated herein by reference.

3.3	Amended By-Laws of Pruco Life Insurance Company of New Jersey, filed as Exhibit 1.A.(6)(c) to Form S-6, Registration Statement No. 333-85117, filed August 13, 1999, and incorporated herein by reference.

3.4	Resolution of the Board of Directors establishing the Pruco Life of New Jersey Variable Contract Real Property Account, filed as Exhibit (3C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.

4.1	Variable Life Insurance Contract filed as Exhibit 1.A.(5) in Post-Effective Amendment No. 24 to Form s-6, Registration Statement No. 2-81243, filed April 29, 1997, and incorporated herein by reference.

4.2	Revised Variable Appreciable Life Insurance Contract with fixed death benefit, filed as Exhibit 1.A.(5)(c) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28,1997, and incorporated herein by reference.

4.3	Revised Variable Appreciable Life Insurance Contract with variable death benefit, filed as Exhibit 1.A.(5)(d) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28, 1997, and incorporated herein by reference.

4.4	Single Premium Variable Annuity Contract, filed as Exhibit (4C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.

4.5	Flexible Premium Variable Life Insurance Contract, filed as Exhibit (4D) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.

9.	None.

10.1	Investment Management Agreement between Prudential Investment Management, Inc. and The Prudential Variable Contract Real Property Partnership, filed in Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.

10.2	Administrative Service Agreement among PIM, Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, filed as Exhibit (10B) in Post-Effective Amendment No. 17 to Form S-1, Registration Statement No. 33-20083-01, filed April 14, 2004, and incorporated herein by reference.

10.3	Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20083-01, filed April 9, 1997, and incorporated herein by reference.

11.	Not applicable.

12.	Not applicable.

16.	None.

18.	None.

22.	Not applicable.

23.	None.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.

101.INS -XBRL	Instance Document.

101.SCH -XBRL	Taxonomy Extension Schema Document.

101.CAL -XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB -XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE -XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF -XBRL	Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

in respect of

Pruco Life of New Jersey Variable Contract Real Property Account

(Registrant)

Date: March 9, 2012	By:	/s/ Stephen Pelletier
Stephen Pelletier President and Director (Principal Executive Director)

Date: March 9, 2012	By:	/s/ Thomas J. Diemer
Thomas J. Diemer Chief Financial Officer (Authorized Signatory and Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* James J. Avery, Jr.	Director	March 9, 2012
James J. Avery, Jr.

/s/ Thomas J. Diemer	Director	March 9, 2012
Thomas J. Diemer

* Robert M. Falzon	Director	March 9, 2012
Robert M. Falzon

* Yanela C. Frias	Director	March 9, 2012
Yanela C. Frias

* Bernard J. Jacob	Director	March 9, 2012
Bernard J. Jacob

/s/ Stephen Pelletier	Director	March 9, 2012
Stephen Pelletier

*By:	/s/ Sun-Jin Moon
Sun-Jin Moon (Attorney-in-Fact)

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life of New Jersey is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2011, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. The Company’s Internal Controls over Financial Reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Contract Owners of

Pruco Life of New Jersey Variable Contract Real Property Account

and the Board of Directors of

Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account at December 31, 2011 and 2010, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company of New Jersey. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2012

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

December 31, 2011 and 2010

	2011	2010
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$7,656,524	$7,285,446

Net Assets	$7,656,524	$7,285,446

NET ASSETS, representing:
Equity of contract owners	$5,994,171	$5,392,667
Equity of Pruco Life Insurance Company of New Jersey	1,662,353	1,892,779

	$7,656,524	$7,285,446

Units outstanding	2,745,531	2,955,276

Portfolio shares held	237,237	256,727
Portfolio net asset value per share	$32.27	$28.38

STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
INVESTMENT INCOME
Net investment income from Partnership operations	$364,166	$350,003	$316,622

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	32,548	29,697	31,930

NET INVESTMENT INCOME	331,618	320,306	284,692

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	615,901	221,571	(1,819,953)
Net realized gain (loss) on sale of investments allocated from the Partnership	—	102,162	(185,772)

NET GAIN (LOSS) ON INVESTMENTS	615,901	323,733	(2,005,725)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$947,519	$644,039	$(1,721,033)

STATEMENTS OF CHANGES IN NET ASSETS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
OPERATIONS
Net investment income	$331,618	$320,306	$284,692
Net change in unrealized gain (loss) on investments in Partnership	615,901	221,571	(1,819,953)
Net realized gain (loss) on sale of investments allocated from the Partnership	—	102,162	(185,772)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	947,519	644,039	(1,721,033)

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(97,801)	(161,836)	(184,267)
Net withdrawals by Pruco Life Insurance Company of New Jersey	(478,640)	(513,775)	(100,180)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(576,441)	(675,611)	(284,447)

TOTAL INCREASE (DECREASE) IN NET ASSETS	371,078	(31,572)	(2,005,480)

NET ASSETS
Beginning of period	7,285,446	7,317,018	9,322,498

End of period	$7,656,524	$7,285,446	$7,317,018

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

Note 1: General

Pruco Life of New Jersey Variable Contract Real Property Account (the “Account”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey” or the “Company”), a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life of New Jersey’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

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

Note 2: Summary of Significant Accounting Policies and Pronouncements

A. Basis of Accounting

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Adoption of Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The Account adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The required disclosures are provided in Note 10.

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At December 31, 2011 and December 31, 2010 the Account’s interest in the General Partners Controlling Interest was 4.4% or 237,237 shares and 4.4% or 256,727 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s consolidated financial statements.

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

Note 4: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the years ended December 31, 2011, 2010 and 2009 were as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000
2011:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$214,699	$43,055	$0	$(189)	$257,565
Policy Loans:	(88,549)	(26,081)	0	0	(114,630)
Policy Loan Repayments and Interest:	172,371	16,910	0	0	189,281
Surrenders, Withdrawals, and Death Benefits:	(235,054)	(8,529)	0	(16,072)	(259,655)
Net Transfers From/(To) Other Subaccounts or Fixed Rate Option:	29,519	(8,502)	0	0	21,017
Administrative and Other Charges:	(159,713)	(31,176)	0	(490)	(191,379)

Net Withdrawals by Contract Owners	$(66,727)	$(14,323)	$0	$(16,751)	$(97,801)

	0000000000	0000000000	0000000000	0000000000	0000000000
2010:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$229,745	$44,955	$0	$0	$274,700
Policy Loans:	(127,930)	(12,988)	0	0	(140,918)
Policy Loan Repayments and Interest:	121,773	10,716	0	0	132,489
Surrenders, Withdrawals, and Death Benefits:	(171,544)	(24,906)	0	0	(196,450)
Net Transfers From/(To) Other Subaccounts or Fixed Rate Option:	(29,046)	(14,046)	0	0	(43,092)
Administrative and Other Charges:	(159,262)	(28,802)	0	(501)	(188,565)

Net Withdrawals by Contract Owners	$(136,264)	$(25,071)	$0	$(501)	$(161,836)

	0000000000	0000000000	0000000000	0000000000	0000000000
2009:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$335,531	$50,568	$0	$(12)	$386,087
Policy Loans:	(111,251)	(10,425)	0	(256)	(121,932)
Policy Loan Repayments and Interest:	248,454	10,739	0	8,870	268,063
Surrenders, Withdrawals, and Death Benefits:	(346,035)	(49,308)	(8,456)	(15,055)	(418,854)
Net Transfers From/(To) Other Subaccounts or Fixed Rate Option:	(44,229)	(32,000)	(10,000)	0	(86,229)
Administrative and Other Charges:	(178,910)	(31,919)	0	(573)	(211,402)

Net Withdrawals by Contract Owners	$(96,440)	$(62,345)	$(18,456)	$(7,026)	$(184,267)

Note 5: Partnership Distributions

For the year ended December 31, 2011, the Partnership made distributions of $5 million each on May 31st, September 26th, and December 27th. The Account’s share of these distributions was $0.2 million each. During the year ended December 31, 2010, the Partnership made distributions of $7.5 million on May 3rd and $10 million on October 27th. The Account’s share of these distributions was $0.3 and $0.4 million respectively.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

Note 6: Unit Activity

All products referred to in Note 1 for outstanding units at December 31, 2011, 2010 and 2009 were as follows:

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
2011
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	115,011	Contributions:	174,781	18,535	0	0
Redemptions:	(286,649)	Redemptions:	(200,375)	(23,547)	0	(7,501)

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
2010
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	153,704	Contributions:	188,389	22,111	0	0
Redemptions:	(366,469)	Redemptions:	(247,537)	(32,339)	0	(251)

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
2009
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	178,349	Contributions:	219,159	24,075	0	4,420
Redemptions:	(216,074)	Redemptions:	(260,440)	(48,026)	(9,051)	(7,788)

Note 7: Purchases and Sales of Investments

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2010	December 31, 2009
Purchases:	$0	$0	$0
Sales:	$608,988	$705,307	$316,377

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

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

	At year end			For the year end
	Units (000’s)	Unit Value Lowest-Highest	Net Assets (000’s)	Investment Income Ratio*	Expense Ratio** Lowest-Highest	Total Return*** Lowest-Highest
December 31, 2011	2,145	$2.36048 to 2.95634	$5,994	4.79%	0.35% to 1.25%	12.33% to 13.33%
December 31, 2010	2,183	$2.10140 to 2.60866	$5,393	4.79%	0.35% to 1.25%	8.31% to 9.29%
December 31, 2009	2,253	$1.94013 to $2.38693	$5,104	3.98%	0.35% to 1.25%	-19.26% to -18.54%
December 31, 2008	2,330	$2.40304 to $2.93018	$6,494	4.55%	0.35% to 1.25%	-14.47% to -13.70%
December 31, 2007	2,382	$2.80966 to $3.39532	$7,715	5.28%	0.35% to 1.25%	6.58% to 7.54%

The table above reflects information for units held by contract owners. Pruco Life of New Jersey also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco Life of New Jersey held 600,495, 772,133, 984,898, 1,022,622, and 950,695 units representing $1,662,353, $1,892,779, $2,213,244, $2,828,795, and $3,049,391 of net assets as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life of New Jersey to purchase additional units in its account resulting in no impact of its net assets.

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

Note 8: Financial Highlights (continued)

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available. The Account had no Level 1 assets or liabilities.

Level 2 – Fair value is based on inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. The Account had no Level 2 assets or liabilities.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Account’s Level 3 assets consist of the investment in the Partnership which is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s unaudited financial statements.

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2011

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at December 31, 2011 using
Assets:	Amounts Measured at Fair Value December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$7,656	$—	$—	$7,656

	($ in 000’s) Fair Value Measurements at December 31, 2010 using
Assets:	Amounts Measured at Fair Value December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$7,285	$—	$—	$7,285

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2011 and December 31, 2010.

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the year ended December 31, 2011 (Level 3)

Beginning balance @ 01/01/11	$7,285

Total gains or losses (realized/unrealized)	—
included in earnings (or changes in net assets) from Partnership operations	616
Net Investment Income from Partnership operations	364
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(609)

Ending balance @ 12/31/2011	$7,656

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$616

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the year ended December 31, 2010 (Level 3)

Beginning balance @ 01/01/10	$7,317

Total gains or losses (realized/unrealized)	—
included in earnings (or changes in net assets) from Partnership operations	324
Net Investment Income from Partnership operations	350
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	(706)
Equity losses	—
Distributions	—

Ending balance @ 12/31/2010	$7,285

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$222

Report of Independent Registered Public Accounting Firm

To the Partners of

The Prudential Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2011 and 2010, and the results of its operations, the changes in net assets and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 06, 2012

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Partners of

The Prudential Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated March 6, 2012 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2012

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010

ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 12/31/2011 - $196,297,813; 12/31/2010 -$194,140,941)	$174,533,231	$158,900,000
Preferred equity investments (cost: 12/31/2011 - $8,554,984; 12/31/2010 - $14,166,536)	8,277,037	12,591,448

Total real estate investments	182,810,268	171,491,448

CASH AND CASH EQUIVALENTS	27,404,667	28,881,784

OTHER ASSETS, NET	2,765,427	2,416,157

Total assets	$212,980,362	$202,789,389

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT
(net of unamortized discount: 12/31/11 $4,956; 12/31/10 $10,237)	$33,464,270	$30,565,616

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,148,095	2,870,545

DUE TO AFFILIATES	612,946	597,136

OTHER LIABILITIES	952,223	1,028,318

Total liabilities	$37,177,534	$35,061,615

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	172,188,679	165,027,953

NONCONTROLLING INTEREST	3,614,149	2,699,821

	175,802,828	167,727,774

Total liabilities and partners’ equity	$212,980,362	$202,789,389

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,335,263	5,815,305

SHARE VALUE AT END OF PERIOD	$32.27	$28.38

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
INVESTMENT INCOME:
Revenue from real estate and improvements	$23,236,660	$23,887,391	$25,607,535
Equity in income of preferred equity investments	1,109,254	1,010,274	1,031,368
Interest income	27,022	30,637	39,502

Total investment income	24,372,936	24,928,302	26,678,405

INVESTMENT EXPENSES:
Operating	6,086,034	6,247,020	6,791,045
Investment management fee	2,373,128	2,315,378	2,607,256
Real estate taxes	1,992,163	2,386,515	2,747,956
Administrative	3,990,437	4,619,659	4,882,308
Interest expense	1,371,821	988,594	1,682,562

Total investment expenses	15,813,583	16,557,166	18,711,127

NET INVESTMENT INCOME	8,559,353	8,371,136	7,967,278

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	—	16,981,750	10,008,560
Less: Cost of real estate investments sold	—	20,366,393	38,102,511

Gain (loss) realized from real estate investments sold	—	(3,384,643)	(28,093,951)
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	—	(5,710,830)	(23,870,681)

Net gain (loss) recognized on real estate investments sold	—	2,326,187	(4,223,270)

Change in unrealized gain (loss) on real estate investments held	14,773,499	5,707,392	(44,916,708)

NET REALIZED AND UNREALIZED GAIN (LOSS)	14,773,499	8,033,579	(49,139,978)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$23,332,852	$16,404,715	$(41,172,700)

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	330,064	401,727	716,588
Net recognized gain (loss) attributable to noncontrolling interest	—	—	30,926
Net unrealized gain (loss) attributable to noncontrolling interest	842,062	679,307	(3,186,178)

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$1,172,126	$1,081,034	$(2,438,664)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	8,229,289	7,969,409	7,250,690
Net recognized gain (loss) attributable to general partners’ controlling interest	—	2,326,187	(4,254,196)
Net unrealized gain (loss) attributable to general partners’ controlling interest	13,931,437	5,028,085	(41,730,530)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$22,160,726	$15,323,681	$(38,734,036)

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2011			2010			2009
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$8,229,289	$330,064	$8,559,353	$7,969,409	$401,727	$8,371,136	$7,250,690	$716,588	$7,967,278
Net realized and unrealized gain (loss) from real estate investments	13,931,437	842,062	14,773,499	7,354,272	679,307	8,033,579	(45,984,726)	(3,155,252)	(49,139,978)

Increase (decrease) in net assets resulting from operations	22,160,726	1,172,126	23,332,852	15,323,681	1,081,034	16,404,715	(38,734,036)	(2,438,664)	(41,172,700)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:

Distributions	(15,000,000)	—	(15,000,000)	(17,500,000)	—	(17,500,000)	(8,000,000)	—	(8,000,000)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	15,000	15,000
Distributions to noncontrolling interest	—	(257,798)	(257,798)	—	(479,122)	(479,122)	—	(402,690)	(402,690)

Increase (decrease) in net assets resulting from capital transactions	(15,000,000)	(257,798)	(15,257,798)	(17,500,000)	(479,122)	(17,979,122)	(8,000,000)	(387,690)	(8,387,690)

INCREASE (DECREASE) IN NET ASSETS	7,160,726	914,328	8,075,054	(2,176,319)	601,912	(1,574,407)	(46,734,036)	(2,826,354)	(49,560,390)

NET ASSETS - Beginning of period	165,027,953	2,699,821	167,727,774	167,204,272	2,097,909	169,302,181	213,938,308	4,924,263	218,862,571

NET ASSETS - End of period	$172,188,679	$3,614,149	$175,802,828	$165,027,953	$2,699,821	$167,727,774	$167,204,272	$2,097,909	$169,302,181

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$23,332,852	$16,404,715	$(41,172,700)
Adjustments to reconcile net increase in net assets to net cash from operating activities

Net realized and unrealized loss (gain)	(14,773,499)	(8,033,579)	49,139,978
Amortization of discount on investment level debt	5,281	(8,407)	24,650
Amortization of deferred financing costs	36,550	43,970	63,888
(Increase) decrease in accrued interest included in preferred equity investment	(257,109)	72,163	85,506
Bad debt expense	68,800	123,552	94,787
(Increase) decrease in:
Other assets	(454,621)	46,309	147,375
Increase (decrease) in:
Accounts payable and accrued expenses	(449,261)	(515,246)	(383,740)
Due to affiliates	15,810	(5,965)	(248,494)
Other liabilities	(76,095)	3,039	46,937

Net cash flows provided by (used in) operating activities	7,448,708	8,130,551	7,798,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	16,981,750	10,008,560
Additions to real estate and improvements	(2,430,061)	(2,522,678)	(3,385,840)
Return of investment in preferred equity	5,868,661	—	—

Net cash flows provided by (used in) investing activities	3,438,600	14,459,072	6,622,720

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions	(15,000,000)	(17,500,000)	(8,000,000)
Proceeds from investment level debt	19,000,000	429,328	—

Principal payments on investment level debt	(16,106,627)	(680,204)	(9,247,578)
Contributions from noncontrolling interest	—	—	15,000
Distributions to noncontrolling interest	(257,798)	(479,122)	(402,690)

Net cash flows provided by (used in) financing activities	(12,364,425)	(18,229,998)	(17,635,268)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,477,117)	4,359,625	(3,214,361)

CASH AND CASH EQUIVALENTS - Beginning of period	28,881,784	24,522,159	27,736,520

CASH AND CASH EQUIVALENTS - End of period	$27,404,667	$28,881,784	$24,522,159

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

2011 Total Rentable

	December 31,		Square Feet Unless Otherwise	December 31,2011		December 31, 2010
Property Name	2011 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,406,742	$7,200,000	$26,339,685	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	13,488,141	8,569,729	12,937,126	6,700,000
Westpark	WO	Brentwood, TN	97,199	15,144,132	13,363,502	14,585,669	10,400,000
Financial Plaza	WO	Brentwood, TN	98,049	12,950,174	10,700,000	12,854,615	9,500,000

	Offices % as of 12/31/11		23%	67,989,189	39,833,231	66,717,095	33,800,000

APARTMENTS
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,829,100	20,200,000	16,649,083	17,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,872,160	25,300,000	22,854,377	23,500,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,992,552	11,200,000	13,850,701	10,200,000

	Apartments % as of 12/31/11		33%	53,693,812	56,700,000	53,354,161	51,100,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,209,961	17,700,000	18,197,093	16,300,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,905,783	27,800,000	23,707,485	26,200,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,077,125	15,200,000	15,068,438	14,600,000
CARS Preferred Equity	PE	Various	N/A	8,554,984	8,277,037	14,166,536	12,591,448
Harnett Crossing	WO	Dunn, NC	193,325	6,429,474	3,300,000	6,239,696	3,300,000

	Retail % as of 12/31/11		42%	72,177,327	72,277,037	77,379,248	72,991,448

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	10,992,469	14,000,000	10,856,973	13,600,000

	Hotel % as of 12/31/11		8%	10,992,469	14,000,000	10,856,973	13,600,000

Total Real Estate Investments at Estimated Fair Value as a Percentage of General Partners’ Controlling Interest as of 12/31/11			106%	$204,852,797	$182,810,268	$208,307,477	$171,491,448

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

PE - Preferred equity investments accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			December 31, 2011		December 31, 2010
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				15.9%		17.5%

Federal Home Loan Bank, 0 coupon bond	$697,000	January, 2012	$697,000	$697,000	$8,181,000	$8,181,000

Federal Home Loan Bank, 0 coupon bond	10,000,000	January, 2012	10,000,000	10,000,000	4,999,740	4,999,740

Federal Home Loan Bank, 0 coupon bond	16,000,000	March, 2012	15,999,413	15,999,413	4,676,891	4,676,891

Federal Home Loan Bank, 0 coupon bond			—	—	9,997,022	9,997,022

Total Cash Equivalents			26,696,413	26,696,413	27,854,653	27,854,653

Cash			708,254	708,254	1,027,131	1,027,131

Total Cash and Cash Equivalents			$27,404,667	$27,404,667	$28,881,784	$28,881,784

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 1: Organization

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”), Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of Prudential, and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), a wholly-owned subsidiary of Pruco Life. The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey (collectively the “General Partners”). The General Partners may make additional daily cash contributions to or withdrawals from the Partnership in accordance with the provisions of the Partnership Agreement.

The Partnership’s policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

The per share net asset value of the Partnership’s shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated fair value of its assets, principally as described in Notes 2A, 2B and 2E below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A, 2B and 2E below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

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

PREI ® is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of PFI. PREI provides investment advisory services to the Partnership’s partners pursuant to the terms of the Advisory Agreement as described in Note 11.

Note 2: Summary of Significant Accounting Policies

A.	Basis of Presentation – The accompanying consolidated financial statements of the Partnership included herein have been prepared in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States of America that are applicable to investment companies. The Partnership has evaluated subsequent events through March 5, 2012, the date these financial statements were available to be issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 2: Summary of Significant Accounting Policies (continued)

B.	Management’s Use of Estimates in the Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

C.	Accounting Pronouncements Adopted – In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the rollforward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted this guidance on January 1, 2010. The required disclosure is provided in Note 5.

D.	New Accounting Pronouncement – In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for annual reporting periods beginning after December 15, 2011 and should be applied prospectively. The Partnership expects this guidance could have an impact on its financial statement disclosures but limited, if any, impact on the Partnership’s consolidated financial position or results of operations.

E.	Real Estate Investments – Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 2: Summary of Significant Accounting Policies (continued)

E.	Real Estate Investments (continued)

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

Unconsolidated preferred equity investments are carried at fair value and are generally valued at the Partnership’s equity in net assets as reflected in the investments’ financial statements with the property valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses, including unrealized appreciation and depreciation, from the investment.

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These variances could be material to the financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2011 and 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 2: Summary of Significant Accounting Policies (continued)

F.	Cash and Cash Equivalents – Cash and cash equivalents are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at fair value.

G.	Other Assets – Other assets includes both cash for operating and capital expenditures maintained by wholly-owned and consolidated joint ventures, tenant security deposits by both the wholly-owned and consolidated joint ventures, restricted cash for wholly-owned and consolidated joint ventures reserved for future payments of investment level debt, real estate taxes and insurance premiums, as well as, tenant receivables maintained by both wholly-owned and consolidated joint ventures. As of December 31, 2011 and 2010, cash and restricted cash held by consolidated joint ventures was $522,232 and $486,073, respectively. The balances for tenant security deposits held by wholly-owned and consolidated joint ventures was $87,600 and $94,030, respectively, for the same period. The balance for cash and restricted cash held by wholly-owned entities was $519,324 and $452,416, respectively, for the same period. The balance for tenant receivables held by wholly-owned and consolidated joint ventures was $684,566 and $605,556 for the same period, which are shown net of allowance for uncollectible accounts of $65,622 and $134,422 for the same period.

H.	Investment Level Debt – Investment level debt includes mortgage loans payable on wholly owned properties and consolidated partnerships and is stated at the principal amount, net of unamortized discount, of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate.

I.	Revenue and Expense Recognition – Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Operating expenses are recognized as incurred. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate investments are stated at estimated fair value, net income is not reduced by depreciation or amortization expense. Interest expenses are accrued periodically based on the contractual interest rate and terms of the loans. Interest expenses are included in Net Investment Income in the Consolidated Statement of Operations.

J.	Equity in Income of Preferred Equity Investments – Equity in income of preferred equity investments represents the Partnership’s share of the current year’s preferred equity investment income as provided for under the terms of the agreement. Frequency of distribution of income is determined by the formal agreement or by the executive committee of the investment. Any cash distributed by the preferred equity investment in excess of the amount of income generated from the investment is treated as a return of the Partnership’s preferred equity investment

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 2: Summary of Significant Accounting Policies (continued)

K.	Income Taxes – The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

Note 3: Other

During the year ended December 31, 2011, the Partnership identified that the preferred equity investment was utilizing a lower interest rate than what was stated in the amended agreement. Because the impact of such amount is not material to the Partnership’s financial statements for the current or prior years, the Partnership recorded an adjustment during the year ended December 31, 2011. Had the adjustment to the interest rate been recorded in previous periods, the overall impact on previous periods would have been an increase of $298,733 to the “Preferred equity investments” on the Consolidated Statements of Assets and Liabilities” and “Equity in Income of Preferred Equity Investments” on the Consolidated Statements of Operations.

Note 4: Disclosure of Supplemental Cash Flow and Non-Cash Investing and Financing Activity

Cash paid for interest during the years ended December 31, 2011, 2010, and 2009, was $1,335,269, $944,623, and $1,618,673, respectively.

Note 5: Fair Value Measurements

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

During the year ended December 31, 2011 and 2010, there were no transfers between Level 1 and Level 2.

Please refer to Note 2E for discussion of valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 5: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

	(in 000’s) Fair value measurements at December 31, 2011 using
Assets:
	Cost at 12/31/11	Amounts measured at fair value 12/31/2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$196,298	$174,533	$—	$—	$174,533
Preferred equity investments	8,555	8,277	—	—	8,277
Cash equivalents	26,696	26,696	26,696	—	—

Total	$231,549	$209,506	$26,696	$—	$182,810

	(in 000’s) Fair value measurements at December 31, 2010 using
Assets:
	Cost at 12/31/10	Amounts measured at fair value 12/31/2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$194,141	$158,900	$—	$—	$158,900
Preferred equity investments	14,166	12,591	—	—	12,591
Cash equivalents	27,855	27,855	27,855	—	—

Total	$236,162	$199,346	$27,855	$—	$171,491

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 5: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2011 and December 31, 2010.

Table 2

	(in 000’s)
	Fair value measurements using significant unobservable inputs
	(Level 3)
	Real estate and	Preferred equity
	improvements	investments	Total

Beginning balance @ 1/1/11	$158,900	$12,591	$171,491

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	13,477	1,297	14,774
Equity income (losses)/interest income	—	1,109	1,109
Acquisitions, issuances and contributions	2,156	—	2,156
Dispositions, settlements and distributions	—	(6,720)	(6,720)

Ending balance @ 12/31/11	$174,533	$8,277	$182,810

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$13,477	$1,297	$14,774

	(in 000’s)
	Fair value measurements using significant unobservable inputs
	(Level 3)
	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 1/1/10	$167,100	$10,045	$177,145

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	5,415	2,619	8,034
Equity income (losses)/interest income	—	1,010	1,010
Acquisitions, issuances and contributions	3,367	—	3,367
Dispositions, settlements and distributions	(16,982)	(1,083)	(18,065)

Ending balance @ 12/31/10	$158,900	$12,591	$171,491

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$3,088	$2,619	$5,707

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 6: Investment Level Debt

Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/11		As of 12/31/10	As of 12/31/11
	100% Principal Balance Outstanding	(Unaudited) Partnership’s Share of Principal Balance Outstanding [1]	100% Principal Balance Outstanding	Interest Rate [2,3]	Maturity
					Date	Terms [4]
Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$5,587	$5,587	$6,191	6.75%	2018	PP, P&I
Ocean City, MD	18,882	13,714	15,385	5.49%	2021	P&I
Raleigh, NC	9,000	9,000	9,000	DMBS +142%	2013	I

Unamortized Premium (Discount)	(5)	(5)	(10)

Total	$33,464	$28,296	$30,566

1.	Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2011. It does not represent the Partnership’s legal obligation.
2.	The Partnership’s weighted average interest rate was 4.94% and 3.68% at December 31, 2011 and 2010, respectively. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.
3.	At December 31, 2011, the Discounted Mortgage-Backed Security (“DMBS”) rate is 1.55%.
4.	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 6: Investment Level Debt (continued)

As of December 31, 2011 principal amounts of mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2012	892
2013	9,954
2014	1,016
2015	1,084
2016	1,153
Thereafter	19,370

Total Principal Balance Outstanding	$33,469
Premium (Discount)	(5)

Principal Balance Outstanding, net of premium (discount)	$33,464

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated fair value of $65.7 million.

Based on borrowing rates available to the Partnership at December 31, 2011 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $33.4 million, and a carrying value of $33.5 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 7: Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2011 the Partnership had no outstanding matured loans.

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

For Years Ended December 31, 2011, 2010, and 2009

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

At December 31, 2011, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established NCREIF regions is as follows:

Region	Estimated Fair Value (in 000’s)	Region %
East North Central	$8,564	4.68%
Mideast	97,159	53.15%
Mountain	989	0.54%
Northeast	170	0.09%
Pacific	23,254	12.72%
Southeast	25,432	13.91%
Southwest	27,219	14.89%
West North Central	23	0.01%

Total	$182,810	100.00%

The allocations above are based on (1) 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures, and (2) the estimated fair value of the Partnership’s equity in preferred equity investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 9: Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2012 to December 31, 2025. At December 31, 2011, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)
2012	$11,282
2013	11,060
2014	10,328
2015	7,418
2016	5,286
Thereafter	11,245

Total	$56,619

Note 10: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 11: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2011, 2010, and 2009 management fees incurred by the Partnership were $2.4 million, $2.3 million, and $2.6 million for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2011, 2010, and 2009 were $53,630, $53,630, and $53,630; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2011, 2010, and 2009

Note 12: Financial Highlights

	For The Twelve Months Ended December 31,
	2011	2010	2009	2008	2007
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$28.38	$25.88	$31.65	$36.55	$33.87
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.86	1.66	1.49	2.15	2.37
Investment Management fee attributable to general partners’ controlling interest	(0.42)	(0.35)	(0.39)	(0.51)	(0.50)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	2.45	1.19	(6.87)	(6.54)	0.81

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	3.89	2.50	(5.77)	(4.90)	2.68

Net Asset Value attributable to general partners’ controlling interest, end of period	$32.27	$28.38	$25.88	$31.65	$36.55

Total Return attributable to general partners’ controlling interest, before Management Fee:	15.25%	10.96%	-17.04%	-12.14%	9.44%

Total Return attributable to general partners’ controlling interest, after Management Fee (a):	13.71%	9.59%	-18.24%	-13.40%	7.91%

Ratios/Supplemental Data:

Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$172	$165	$167	$214	$247
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	1.66%	1.63%	1.60%	1.44%	1.55%
Net Investment Income, before Management Fee	6.22%	6.15%	5.29%	5.87%	6.76%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Note 13: Subsequent Events

On March 5, 2012, the Partnership received final payment of $8,571,929 on the CARS Investment. This payment represents the principal balance of $8,563,973 plus accrued interest of $7,956.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

SCHEDULE III - REAL ESTATE OWNED: PROPERTIES

DECEMBER 31, 2011

	Initial Costs to the Partnership					Gross Amount at Which Carried at Close of Year
Description	Encumbrances at 12/31/11		Land	Building & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total		Year of construction	Date Acquired
Properties:
Office Building
Lisle, IL	None		1,780,000	15,743,881	8,882,861	1,949,206	24,457,536	26,406,742		1985	Apr., 1988
Garden Apartments
Raleigh, NC	8,995,044	b	1,623,146	14,135,553	1,070,400	1,817,119	15,011,980	16,829,099		1995	Jun., 1995
Hotel
Lake Oswego, OR			1,500,000	6,508,729	2,983,740	1,500,000	9,492,469	10,992,469		1989	Dec., 2003
Office Building
Brentwood, TN	None		1,797,000	6,588,451	6,758,681	1,855,339	13,288,793	15,144,132		1982	Oct., 1995
Office Building
Beaverton , OR	None		816,415	9,897,307	2,774,419	845,887	12,642,254	13,488,141		1995	Dec., 1996
Office Complex
Brentwood, TN	None		2,425,000	7,063,755	3,461,420	2,463,601	10,486,574	12,950,175		1987	Oct., 1997
Retail Shopping Center
Hampton, VA	5,586,902		2,339,100	12,767,956	3,102,905	4,839,418	13,370,543	18,209,961		1998	May, 2001
Retail Shopping Center
Westminster, MD			3,031,735	9,326,605	2,718,785	3,031,735	12,045,390	15,077,125		2005	June, 2006
Retail Shopping Center
Ocean City, MD	18,882,325		1,517,099	8,495,039	13,893,645	1,524,555	22,381,228	23,905,783		1986	Nov., 2002
Garden Apartments
Austin, TX			2,577,097	20,125,169	169,894	2,577,097	20,295,063	22,872,160		2007	May, 2007
Retail Shopping Center
Dunn, NC	None		586,500	5,372,344	470,630	385,559	6,043,915	6,429,474		1984	Aug., 2007
Garden Apartments
Charlotte, NC			1,350,000	12,184,750	457,802	1,356,620	12,635,932	13,992,552		1998	Sep., 2007

	33,464,271		21,343,092	128,209,539	46,745,182	24,146,136	172,151,677	196,297,813	a

		2011	2010	2009

a	Balance at beginning of year	194,140,941	211,091,543	245,808,214
	Improvements, etc.	2,156,872	3,415,791	3,385,840
	Sale	—	(20,366,393)	(38,102,511)

	Balance at end of year	196,297,813	194,140,941	211,091,543

b	Net of an unamortized discount of $4,956