Form 10-Q
period 2012-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2012-08-10
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

June 30, 2012 and December 31, 2011

	June 30, 2012
	(unaudited)	December 31, 2011
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$7,631,531	$7,656,524

Net Assets	$7,631,531	$7,656,524

NET ASSETS, representing:
Equity of contract owners	$6,039,407	$5,994,171
Equity of Pruco Life Insurance Company of New Jersey	1,592,124	1,662,353

	$7,631,531	$7,656,524

Units outstanding	2,680,609	2,745,531

Portfolio shares held	231,007	237,237
Portfolio net asset value per share	$33.04	$32.27

STATEMENTS OF OPERATIONS

For the three and six month periods ended June 30, 2012 and 2011

	1/1/2012-6/30/2012	1/1/2011-6/30/2011	4/1/2012-6/30/2012	4/1/2011-6/30/2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$172,186	$184,321	88,603	90,735

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	17,148	15,825	8,597	8,094

NET INVESTMENT INCOME	155,038	168,496	80,006	82,641

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(7,461)	330,380	(53,782)	88,155
Net realized gain (loss) on sale of investments in Partnership	15,528	—	12	—

NET GAIN (LOSS) ON INVESTMENTS..	8,067	330,380	(53,770)	88,155

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$163,105	$498,876	26,236	170,796

STATEMENTS OF CHANGES IN NET ASSETS

For the three and six month periods ended June 30, 2012 and 2011

	1/1/2012-6/30/2012	1/1/2011-6/30/2011	4/1/2012-6/30/2012	4/1/2011-6/30/2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATIONS
Net investment income	$155,038	$168,496	80,006	82,641
Net change in unrealized gain (loss) on investments in Partnership	(7,461)	330,380	(53,782)	88,155
Net realized gain (loss) on sale of investments in Partnership	15,528	—	12	—

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	163,105	498,876	26,236	170,796

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(78,391)	(54,475)	(23,294)	(50,077)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(109,707)	(132,281)	31,890	(144,410)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(188,098)	(186,756)	8,596	(194,487)

TOTAL INCREASE (DECREASE) IN NET ASSETS	(24,993)	312,120	34,832	(23,691)

NET ASSETS
Beginning of period	7,656,524	7,285,446	7,596,699	7,621,257

End of period	$7,631,531	$7,597,566	7,631,531	7,597,566

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2012

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

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Account, along with the Pruco Life Variable Contract Real Property Account and The Prudential Variable Contract Real Property Account, are the General Partners in the Partnership. These financial statements should be read in conjunction with the financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

Note 2: Summary of Significant Accounting Policies and Pronouncements

A. Basis of Accounting

The Unaudited Interim Financial Statements as of June 30, 2012 and the condensed balance sheet as of December 31, 2011, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

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

June 30, 2012

(Unaudited)

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At June 30, 2012 and December 31, 2011 the Account’s interest in the General Partners Controlling Interest was 4.4% or 231,007 shares and 4.4% or 237,237 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s unaudited financial statements.

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

June 30, 2012

(Unaudited)

Note 3: Charges and Expenses (continued)

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

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life of New Jersey’s variable insurance and variable annuity products for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,
	(Unaudited)
	2012	2011
VAL	$(18,948)	$(39,493)
VLI	(4,223)	5,183
SPVA	0	0
SPVL	(123)	(15,767)

TOTAL	$(23,294)	$(50,077)

	Six Months Ended June 30,
	(Unaudited)
	2012	2011
VAL	(66,029)	(42,617)
VLI	(12,119)	4,655
SPVA	0	0
SPVL	(243)	(16,513)

TOTAL	$(78,391)	$(54,475)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2012

(Unaudited)

Note 6: Partnership Distributions

For the six months ended June 30, 2012, the Partnership made one distribution, $5 million on March 28, 2012. The Account’s share of this distribution was $0.2 million. During the year ended December 31, 2011, the Partnership made distributions of $5 million each on May 31st, September 26th, and December 27th. The Account’s share of these distributions was $0.2 million each.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Units Outstanding:	2,680,609	2,745,531
Unit Value:	2.40139 to 3.02085	2.36048 to 2.95634

Note 8: Financial Highlights

The range of total return for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	(Unaudited)
	2012	2011
Total Return	0.15% to 0.37%	2.05% to 2.27%

	Six Months Ended June 30,
	(Unaudited)
	2012	2011
Total Return	1.73% to 2.18%	6.42% to 6.89%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2012

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

The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market. Appraisals for the Account’s Level 3 assets generally utilize a discounted cash flow model.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2012

(Unaudited)

In general, the input values used in the appraisal process are unobservable; therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 3 Assets by Hierarchy

The table below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

	($ in 000’s)
	Fair Value Measurements at June 30, 2012
	Amounts Measured at Fair Value 06/30/2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$7,631	$—	$—	$7,631

	($ in 000’s)
	Fair Value Measurements at December 31, 2011
	Amounts Measured at Fair Value 12/31/2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$7,656	$—	$—	$7,656

Quantitative Information Regarding Internally-Priced Level 3 Assets

The Account’s Level 3 assets consist of the investment in the Partnership which is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. The fair value of properties owned by the Partnership is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. Quantitative information on significant internally priced Level 3 assets are discussed in Note 3 of the Partnership’s unaudited financial statements

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2012

(Unaudited)

Changes in Level 3 assets and liabilities

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2012 and 2011, as well as the portion of gains or losses included in income for the six months ended June 30, 2012 and 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30th.

($ in 000’s)
Six months ending June 30, 2012
Beginning balance @ 01/01/12	$7,656
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	8
Net Investment Income from Partnership operations	172
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(205)

Ending balance @ 06/30/2012	$7,631

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$(7)

($ in 000’s)
Six months ending June 30, 2011
Beginning balance @ 01/01/11	$7,285
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	330
Net Investment Income from Partnership operations	185
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(202)

Ending balance @ 06/30/11	$7,598

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$330

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2012

(Unaudited)

Changes in Level 3 assets and liabilities

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended June 30, 2012 and 2011, as well as the portion of gains or losses included in income for the three months ended June 30, 2012 and 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30th.

($ in 000’s)
Three months ending June 30, 2012
Beginning balance @ 04/01/12	$7,597
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	(54)
Net Investment Income from Partnership operations	88
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	—

Ending balance @ 06/30/2012	$7,631

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$(54)

($ in 000’s)
Three months ending June 30, 2011
Beginning balance @ 04/01/11	$7,621
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	88
Net Investment Income from Partnership operations	91
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(202)

Ending balance @ 06/30/11	$7,598

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$88

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
REAL ESTATE INVESTMENTS—At estimated fair value:
Real estate and improvements (cost: 6/30/2012 — $220,461,755; 12/31/2011 — $196,297,813)	$198,051,738	$174,533,231
Preferred equity investments (cost: 6/30/2012 — $0; 12/31/2011 — $8,554,984)	—	8,277,037

Total real estate investments	198,051,738	182,810,268

CASH AND CASH EQUIVALENTS	23,861,537	27,404,667

OTHER ASSETS, NET	3,262,841	2,765,427

Total assets	$225,176,116	$212,980,362

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 6/30/12 $2,415; 12/31/11 $4,956)	$44,728,094	$33,464,270

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,802,215	2,148,095

DUE TO AFFILIATES	600,843	612,946

OTHER LIABILITIES	815,800	952,223

Total liabilities	48,946,952	37,177,534

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	171,241,311	172,188,679

NONCONTROLLING INTEREST	4,987,853	3,614,149

Total equity	176,229,164	175,802,828

Total liabilities and equity	$225,176,116	$212,980,362

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,183,476	5,335,263

SHARE VALUE AT END OF PERIOD	$33.04	$32.27

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ending June 30,		For the Three Months Ending June 30,
	2012	2011	2012	2011
INVESTMENT INCOME:

Revenue from real estate and improvements	$12,017,344	$11,214,683	$6,150,055	$5,838,239
Equity in income on preferred equity investments	127,288	740,338	—	289,036
Interest income	8,729	17,757	6,396	8,626

Total investment income	12,153,361	11,972,778	6,156,451	6,135,901

INVESTMENT EXPENSES:
Operating	2,916,358	2,964,108	1,490,298	1,422,764
Investment management fee	1,182,927	1,169,290	587,437	595,187
Real estate taxes	1,185,433	955,392	589,524	573,898
Administrative	1,997,015	1,937,538	1,000,953	1,063,354
Interest expense	837,486	581,765	436,902	335,122

Total investment expenses	8,119,219	7,608,093	4,105,114	3,990,325

NET INVESTMENT INCOME	4,034,142	4,364,685	2,051,337	2,145,576

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	8,571,929	—	—	—
Less: Cost of real estate investments sold	8,501,116	—	—	—

Gain (loss) realized from real estate investments sold	70,813	—	—	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(277,947)	—	—	—

Net gain (loss) recognized on real estate investments sold	348,760	—	—	—

Change in unrealized gain (loss) on real estate investments held	(645,436)	7,966,838	(1,117,807)	1,752,919

NET REALIZED AND UNREALIZED GAIN (LOSS)	(296,676)	7,966,838	(1,117,807)	1,752,919

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,737,466	$12,331,523	$933,530	$3,898,495

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	166,771	192,388	62,641	93,161
Net unrealized gain (loss) attributable to noncontrolling interest	(481,937)	482,693	89,315	(244,419)

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$(315,166)	$675,081	$151,956	$(151,258)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	3,867,371	4,172,297	1,988,696	2,052,415
Net recognized gain (loss) attributable to general partners’ controlling interest	348,760	—	—	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	(163,499)	7,484,145	(1,207,122)	1,997,338

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$4,052,632	$11,656,442	$781,574	$4,049,753

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ending June 30,
	2012			2011
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$3,867,371	$166,771	$4,034,142	$4,172,297	$192,388	$4,364,685
Net realized and unrealized gain (loss) from real estate investments	185,261	(481,937)	(296,676)	7,484,145	482,693	7,966,838

Increase (decrease) in net assets resulting from operations	4,052,632	(315,166)	3,737,466	11,656,442	675,081	12,331,523

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	(5,000,000)	—	(5,000,000)	(5,000,000)	—	(5,000,000)
Contributions from noncontrolling interest	—	1,688,870	1,688,870	—	—	—
Distributions to noncontrolling interest	—	—	—	—	(143,502)	(143,502)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	1,688,870	(3,311,130)	(5,000,000)	(143,502)	(5,143,502)

INCREASE (DECREASE) IN NET ASSETS	(947,368)	1,373,704	426,336	6,656,442	531,579	7,188,021
NET ASSETS—Beginning of period	172,188,679	3,614,149	175,802,828	165,027,953	2,699,821	167,727,774

NET ASSETS— End of period	$171,241,311	$4,987,853	$176,229,164	$171,684,395	$3,231,400	$174,915,795

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$3,737,466	$12,331,523
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	296,676	(7,966,838)
Amortization of discount on investment level debt	2,541	2,612
Amortization of deferred financing costs	21,533	15,021
(Increase) decrease in accrued interest included in preferred equity investment	53,869	(253,153)
Bad debt expense	33,648	27,939
(Increase) decrease in:
Other assets	(552,595)	(282,032)
Increase (decrease) in:
Accounts payable and accrued expenses	368,223	(792,766)
Due to affiliates	(12,103)	11,372
Other liabilities	(136,423)	(107,243)

Net cash flows provided by (used in) operating activities	3,812,835	2,986,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	8,571,929	—
Acquisition of real estate and improvements	(22,324,207)	—
Additions to real estate and improvements	(1,553,838)	(431,962)
Return of investment in real estate partnerships	—	5,868,661

Net cash flows provided by (used in) investing activities	(15,306,116)	5,436,699

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(5,000,000)
Proceeds from investment level debt	11,700,000	19,000,000
Principal payments on investment level debt	(438,719)	(15,681,745)
Contributions from noncontrolling interest	1,688,870	—
Distributions to noncontrolling interest	—	(143,502)

Net cash flows provided by (used in) financing activities	7,950,151	(1,825,247)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,543,130)	6,597,887
CASH AND CASH EQUIVALENTS—Beginning of period	27,404,667	28,881,784

CASH AND CASH EQUIVALENTS—End of period	$23,861,537	$35,479,671

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

	June 30 2012 Owner- ship	2012 Total Rentable
		Square Feet		June 30, 2012
		Unless Otherwise		(Unaudited)		December 31, 2011
Property Name		City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,754,647	$7,400,000	$26,406,742	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,634,140	8,227,530	13,488,141	8,569,729
Westpark	WO	Brentwood, TN	97,199	15,151,096	14,000,000	15,144,132	13,363,502
Financial Plaza	WO	Brentwood, TN	98,049	13,479,124	11,000,000	12,950,174	10,700,000

	Offices % as of 6/30/12		24%	69,019,007	40,627,530	67,989,189	39,833,231

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,324,207	22,324,208	—	—
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,996,517	20,700,000	16,829,100	20,200,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,918,085	25,000,000	22,872,160	25,300,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,101,041	11,600,000	13,992,552	11,200,000

	Apartments % as of 6/30/12		46%	76,339,850	79,624,208	53,693,812	56,700,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,219,915	18,000,000	18,209,961	17,700,000
White Marlin Mall	CJV	Ocean City, MD	197,098	24,011,843	27,000,000	23,905,783	27,800,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,077,809	15,200,000	15,077,125	15,200,000
CARS Preferred Equity	PE	Various	N/A	—	—	8,554,984	8,277,037
Harnett Crossing	WO	Dunn, NC	193,325	6,716,566	3,300,000	6,429,474	3,300,000

	Retail % as of 6/30/12		37%	64,026,133	63,500,000	72,177,327	72,277,037

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,076,765	14,300,000	10,992,469	14,000,000

Hotel % as of 6/30/12			8%	11,076,765	14,300,000	10,992,469	14,000,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 6/30/12			116%	$220,461,755	$198,051,738	$204,852,797	$182,810,268

WO—Wholly Owned Investment

CJV—Consolidated Joint Venture

PE—Preferred equity investment

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		June 30, 2012
		(Unaudited)			December 31, 2011
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS—Percentage of General Partner’s Controlling Interest				13.9%		15.9%
Investments in Prudential Investment
Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$17,920,000	July, 2012	$17,920,000	$17,920,000	$697,000	$697,000
Federal Home Loan Bank, 0 coupon bond	3,900,000	July, 2012	3,900,000	3,900,000	10,000,000	10,000,000
Federal Home Loan Bank, 0 coupon bond	—		—	—	15,999,413	15,999,413

Total Cash Equivalents			21,820,000	21,820,000	26,696,413	26,696,413

Cash			2,041,537	2,041,537	708,254	708,254

Total Cash and Cash Equivalents			$23,861,537	$23,861,537	$27,404,667	$27,404,667

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2012

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation—The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2011. The Partnership has evaluated subsequent events through August 8, 2012, the date these financial statements were available to be issued.

B.	Accounting Pronouncements Adopted—In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and is applied prospectively. Effective January 1, 2012, the Partnership adopted this updated guidance regarding the fair value measurements and disclosure requirements. The expanded disclosures required by this guidance are included in Note 3. Adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the six months ended June 30, 2012 and June 30, 2011, was $815,953, and $566,746, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2012

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

June 30, 2012

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

During the six months ended June 30, 2012 and 2011, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

(in 000’s)

Fair value measurements at June 30, 2012 using

	Cost at 06/30/12	Amounts measured at fair value 06/30/2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Real estate and improvements	$220,462	$198,052	$—	$—	$198,052
Cash equivalents	21,820	21,820	21,820	—	—

Total	$242,282	$219,872	$21,820	$—	$198,052

(in 000’s)

Fair value measurements at December 31, 2011 using

	Cost at 12/31/11	Amounts measured at fair value 12/31/2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Real estate and improvements	$196,298	$174,533	$—	$—	$174,533
Preferred equity investments	8,555	8,277	—	—	8,277
Cash equivalents	26,696	26,696	26,696	—	—

Total	$231,549	$209,506	$26,696	$—	$182,810

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2012 and June 30, 2011.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ending June 30, 2012

(Level 3)

	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/12	$174,533	$8,277	$182,810

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(645)	349	(296)
Equity income (losses)/interest income	—	127	127
Acquisitions, issuances and contributions	24,164	—	24,164
Disposition, settlements and distributions	—	(8,753)	(8,753)

Ending balance @ 6/30/12	$198,052	$—	$198,052

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(645)	$—	$(645)

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

June 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending June 30, 2012

(Level 3)

Real estate and improvements
Beginning balance @ 4/1/12	$175,800

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(1,117)
Equity income (losses)/interest income	—
Acquisitions, issuances and contributions	23,369
Disposition, settlements and distributions	—

Ending balance @ 6/30/12	$198,052

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(1,117)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of June 30, 2012
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:

Apartment	$79,624	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	6.00% -6.25% (6.14%)
				Discount rate	7.25% -8.00% (7.40%)
Hotel	14,300	1	Third party appraisal’s discounted cash flow	Exit capitalization rate	9.25% (9.25%)
				Discount rate	11.50% (11.50%)
Office	40,628	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	7.75% -9.00% (8.59%)
				Discount rate	8.75% -10.00% (9.17%)
Retail	63,500	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	8.00% - 9.50% (8.22%)
				Discount rate	8.50% - 10.50% (8.82%)

	$198,052

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $45.2 million, and a carrying value (amortized cost) of $44.7 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the contract, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in the determining the fair value on investment level debt are unobservable, therefore would be considered as level 3 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2012

(Unaudited)

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of June 30, 2012 and December 31, 2011.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2012 the Partnership had no outstanding matured loans.

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

The Partnership establishes reserves for litigation and regulatory matters when it is probably that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation matters we may not have sufficient information to determine whether or not there is a reasonably possible loss. The Partnership reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis and updates the reserves, disclosures and estimates of reasonably possible loss based on such reviews.

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three-month periods ended June 30, 2012 and June 30, 2011, management fees incurred by the Partnership were $587,437 and $595,187, respectively. For the six-month periods ended June 30, 2012 and June 30, 2011, management fees incurred by the Partnership were $1,182,927 and $1,169,290, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended June 30, 2012 and June 30, 2011, were $13,407 and $13,407, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations. The amounts incurred for the six months ended June 30, 2012 and June 30, 2011, were $26,814 and $26,814, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2012

(Unaudited)

Note 7: Financial Highlights

	For The Six Months Ended June 30,
	2012	2011	2010	2009	2008
Per Share(Unit) Operating Performance:

Net Asset Value attributable to general partners’ controlling interest, beginning of period	$32.27	$28.38	$25.88	$31.65	$36.55
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	0.96	0.92	0.80	0.73	1.15
Investment Management fee attributable to general partners’ controlling interest	(0.22)	(0.20)	(0.17)	(0.20)	(0.26)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.03	1.29	0.06	(5.24)	(0.19)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	0.77	2.01	0.69	(4.71)	0.70

Net Asset Value attributable to general partners’ controlling interest, end of period	$33.04	$30.39	$26.57	$26.94	$37.25

Total Return attributable to general partners’ controlling interest, before Management Fee:	3.07%	7.78%	3.28%	-14.27%	2.63%

Total Return attributable to general partners’ controlling interest, after Management Fee (a):	2.37%	7.06%	2.66%	-14.89%	1.92%
Ratios/Supplemental Data:

Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$171	$172	$164	$174	$252
Ratios to average net assets for the period ended (b):

Management fees	0.69%	0.70%	0.68%	0.68%	0.70%

Other portfolio Level Expense	0.13%	0.13%	0.14%	0.01%	0.02%

Total Portfolio Level Expenses	0.82%	0.83%	0.82%	0.69%	0.72%

Net Investment Income, before Management Fee	2.97%	3.16%	3.06%	2.42%	3.14%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and UnrealizedGains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions—Time Weighted Distributions
(b)	Average net assets are based on beginning of quarter net assets.

Note 8: Subsequent Events

In July 2012, the Partnership entered into a purchase and sale agreement to acquire a $20.7 million grocery-anchored retail property in Roswell, Georgia. The Partnership has placed a $0.3 million refundable deposit in escrow in connection with this purchase. The Partnership will assume the existing loan of $12.5 million and will contribute approximately $8.2 million of equity at closing. The loan is an interest only loan at a fixed rate of 5.10% and matures in November 2015. Closing is anticipated in September 2012.

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

(a) Liquidity and Capital Resources

As of June 30, 2012, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $23.9 million, a decrease of approximately $3.5 million from $27.4 million as of December 31, 2011. The decrease was primarily due to the following activities: (a) $22.3 million for an acquisition of a 59-unit apartment property located in Seattle, Washington; (b) $5.0 million distribution to general partners’ controlling interest; (c) $0.4 million of principal payments made on financed properties; and (d) $1.6 million paid for capital improvements. Partially offsetting this decrease was the (a) net cash flow generated from property operations of $3.8 million; (b) net proceeds of $8.6 million from the final payment of the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment; (c) $11.7 million of loan proceeds associated with the apartment acquisition in Seattle, Washington; and (d) contributions from noncontrolling interest of $1.7 million. The $1.6 million payment for capital improvements included the following items: (a) $0.3 million for tenant improvements and leasing costs at the office property in Beaverton, Oregon; (b) $0.3 million for tenant improvement and leasing costs at the office building in Lisle, Illinois; (c) $0.3 million for roof replacements at the retail property in Dunn, North Carolina; (d) $0.2 million for exterior painting at the apartment property in Raleigh, North Carolina; and (e) $0.5 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital redemptions, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2012, approximately 10.6% of the Partnership’s total assets consisted of cash and cash equivalents.

On July 19, 2012, the Partnership entered into a purchase and sale agreement to acquire a $20.7 million grocery-anchored retail property in Roswell, Georgia. The Partnership has placed a $0.3 million refundable deposit in escrow in connection with this purchase. The Partnership will assume the existing loan of $12.5 million and will contribute approximately $8.2 million of equity at closing. The loan is an interest only loan at a fixed rate of 5.10% and matures in November 2015. Closing is anticipated in September of 2012.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three and six month periods ended June 30, 2012 and 2011.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the six months ended June 30, 2012 was approximately $3.9 million, a decrease of approximately $0.3 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $0.8 million in the retail sector investments’ net investment income from the prior year period. Additionally, there was approximately $0.1 million of additional losses in other income and the hotel property sector. Partially offsetting the decrease were increases of approximately $0.4 million and $0.2 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the office sector and apartment sector, respectively.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three months ended June 30, 2012 was approximately $2.0 million, a decrease of approximately $0.1 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded a net recognized gain attributable to the general partner’s controlling interest of $0.3 million for the six month period ended June 30, 2012, compared with no recognized gains/losses for the prior year period. The net recognized gain attributable to the partner’s controlling interest was due to the final payment of the CARS preferred equity investment. The Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $0.2 million for the six month period ended June 30, 2012. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $7.5 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the six month period ended June 30, 2012 were primarily due to valuation decreases in the office and retail sector investments. Offsetting the net unrealized losses were net unrealized gains at the apartment and hotel sector investments.

The Partnership recorded net unrealized losses attributable to the general partner’s controlling interest of $1.2 million for the three month period ended June 30, 2012, compared with $2.0 million of unrealized gain for the prior year period. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and net recognized and unrealized gains or losses attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net Investment Income:

Office properties	$1,612,518	$1,211,642	$824,275	$636,920
Apartment properties	1,560,913	1,402,236	808,802	713,189
Retail properties	1,845,849	2,690,228	894,879	1,194,107
Hotel property	246,965	248,362	165,965	211,416
Other (including interest income, investment mgt fee, etc.)	(1,398,874)	(1,380,171)	(705,225)	(703,217)

Total Net Investment Income	$3,867,371	$4,172,297	$1,988,696	$2,052,415

Net Recognized Gain (Loss) on Real Estate Investments:

Retail properties	348,760	—	—	—

Net Recognized Gain (Loss) on Real Estate Investments	348,760	—	—	—

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(235,521)	1,933,392	(122,935)	968,390

Apartment properties	278,171	1,790,032	(746,076)	439,398
Retail properties	(418,035)	3,276,957	25,310	529,884
Hotel property	211,886	483,764	(363,421)	59,666

Net Unrealized Gain (Loss) on Real Estate Investments	(163,499)	7,484,145	(1,207,122)	1,997,338

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$185,261	$7,484,145	$(1,207,122)	$1,997,338

Increase/(Decrease) in Net Assets	$4,052,632	$11,656,442	$781,574	$4,049,753

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Lisle, IL	$156,914	$139,660	$(147,905)	$(46,760)	57%	55%
Brentwood, TN	574,782	225,663	629,533	1,693,683	100%	97%
Beaverton, OR	248,579	269,838	(488,199)	222,498	91%	85%
Brentwood, TN	632,243	576,481	(228,950)	63,971	100%	100%

	$1,612,518	$1,211,642	$(235,521)	$1,933,392

Three Months Ended June 30,
Property
Lisle, IL	$73,488	$78,273	$(195,537)	$(24,112)
Brentwood, TN	275,155	133,077	293,037	675,986
Beaverton, OR	165,111	134,599	(91,485)	220,016
Brentwood, TN	310,521	290,971	(128,950)	96,500

	$824,275	$636,920	$(122,935)	$968,390

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $1.6 million and $0.8 million for the six and three month periods ended June 30, 2012, respectively, which represents an increase of approximately $0.4 million and $0.2 million, respectively, from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2012 were primarily due to actual occupancy and rental rate increases from new and existing tenants at one of the properties in Brentwood, Tennessee.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $0.2 million and $0.1 million for the six and three month periods ended June 30, 2012, respectively, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.0 million and $1.0 million, respectively, from the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2012 were primarily due to (a) valuation losses at the property in Beaverton, Oregon due to a reconciliation of costs spent on tenant improvements and less favorable market leasing assumptions; (b) increased operating expenses and the addition of planned capital expenditures at one of the properties in Brentwood, Tennessee; and (c) increased capital expenditures at the property in Lisle, Illinois related to leasing and tenant improvement costs. Partially offsetting the decrease was an increase at one of the Brentwood, Tennessee properties due to more favorable market leasing assumptions.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Atlanta, GA (1)	$—	$(5,203)	$—	$—	N/A	N/A
Raleigh, NC	564,120	501,457	332,584	605,733	98%	98%
Austin, TX	694,134	617,799	(345,925)	493,073	97%	99%
Charlotte, NC	329,748	288,183	291,512	691,226	99%	99%
Seattle, WA	(27,089)	—	—	—	93%	N/A

	$1,560,913	$1,402,236	$278,171	$1,790,032

Three Months Ended June 30,
Property
Atlanta, GA (1)	$—	$1,461	$—	$—
Raleigh, NC	315,222	266,606	(16,240)	(32,709)
Austin, TX	364,855	300,108	(1,036,177)	297,094
Charlotte, NC	155,814	145,014	306,341	175,013
Seattle, WA	(27,089)	—	—	—

	$808,802	$713,189	$(746,076)	$439,398

(1)

The Atlanta, Georgia property was sold on September 29, 2010. The loss for the six months ended June 30, 2011 is a result of post-closing adjustments. The income for the three months ended June 30, 2011 is due to a reclass from a retail property.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $1.6 million and $0.8 million for the six and three month periods ended June 30, 2012, respectively, which represents increases of approximately $0.2 million and $0.1 million, respectively from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2012 were primarily due to increased rental rates and reduced concessions at the properties in Raleigh, North Carolina, Austin, Texas, and Charlotte, North Carolina.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $0.3 million for the six months ended June 30, 2012, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $1.8 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the six months ended June 30, 2012 were generally due to more favorable market leasing assumptions at the properties in Raleigh, North Carolina and Charlotte, North Carolina. The apartment properties owned by the Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $0.7 million for the three months ended June 30, 2012, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $0.4 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the three months ended June 30, 2012 were generally due to increased real estate taxes at the property in Austin, Texas as a result of a reassessment by the county tax assessor.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Recognized/Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Roswell, GA(1)	$—	$72,833	$—	$—	N/A	N/A
Hampton, VA	501,184	496,577	290,045	897,640	81%	96%
Ocean City, MD	389,731	513,885	(420,304)	780,938	96%	98%
Westminster, MD	664,115	640,526	(684)	597,673	98%	100%
Dunn, NC	169,397	226,069	(287,092)	(153,575)	36%	35%
CARS Preferred Equity (2)	121,422	740,338	348,760	1,154,281	N/A	N/A

	$1,845,849	$2,690,228	$(69,275)	$3,276,957

Three Months Ended June 30,
Property
Roswell, GA(1)	$—	$(1,461)	$—	$—
Hampton, VA	266,519	252,241	—	197,640
Ocean City, MD	194,511	224,571	226,740	156,068
Westminster, MD	336,857	334,724	(200,377)	97,673
Dunn, NC	102,858	94,996	(1,053)	(111,977)
CARS Preferred Equity (2)	(5,866)	289,036	—	190,480

	$894,879	$1,194,107	$25,310	$529,884

(1)	The Roswell, Georgia retail property was sold on May 1, 2009. The income in 2011 is a result of post-closing adjustments.
(2)

A partial capital redemption of the CARS preferred equity position was paid on March 11, 2011. On March 5, 2012, the Partnership received final payment on the position which is reflected as a recognized gain.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.8 million and $0.9 million for the six and three month periods ended June 30, 2012, respectively, which represents a decrease of approximately $0.9 million and $0.3 million, respectively from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2012 was largely due to (a) reduced interest income from the CARS preferred equity investment due to the final payment of the investment which occurred in the first quarter of 2012; and (b) increased interest expense as a result of refinancing the loan for the Ocean City, Maryland property.

Recognized and Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net recognized gain and unrealized losses attributable to the general partners’ controlling interest of approximately $0.1 million for the six months ended June 30, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.3 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the six months ended June 30, 2012 were primarily due to (a) increased leasing and tenant improvement costs at the property in Ocean City, Maryland; and (b) capital expenditures for roof replacements at the property in Dunn, North Carolina. Partially offsetting the losses were gains primarily due to (a) recognized gains on the CARS preferred equity investment as a result of the sale of the investment; and (b) rental increases at the property in Hampton, Virginia. The retail properties owned by the Partnership recorded nominal net unrealized gains attributable to the general partners’ for the three months ended June 30, 2012, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $0.5 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three months ended June 30, 2012 were due to increased rents at the Ocean City, Maryland property. Partially offsetting this increase was a decrease at the Westminster, Maryland property due to less favorable market leasing assumptions.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Lake Oswego, OR	$246,965	$248,362	$211,886	$483,764	61%	60%

Three Months Ended June 30,

Property
Lake Oswego, OR	$165,965	$211,416	$(363,421)	$59,666

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.2 million for the six months ended June 30, 2012, which remained relatively unchanged from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.2 million for the three months ended June 30, 2012, which was slightly lower than the prior year period due to lower food and beverage revenue.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the six months ended June 30, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.5 million for the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the six months ended June 30, 2012 was primarily due to an increase in projected occupancy, revenue per available room, and average daily rate at the property reflecting improvements in the overall hotel market. The Partnership’s hotel property recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.4 million for the three months ended June 30, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the three months ended June 30, 2012 was primarily due to a decrease in the growth rates applied to the average daily rate projections.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $1.4 million and $0.7 million for the six and three month periods ended June 30, 2012, which remained relatively unchanged from the prior year periods, respectively.

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

Valuation of Investments

Real Estate Investments—Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 38.87% of its investment portfolio as of June 30, 2012, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at June 30, 2012:

		Estimated Market Value	Average
	Maturity	(millions)	Interest Rate
Cash and cash equivalents	0-3 months	$23.90	0.05%

The table below discloses the Partnership’s debt as of June 30, 2012. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands),								Estimated
including current portion	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Weighted Average Fixed Interest Rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%
Fixed Rate	$453	$954	$1,017	$1,084	$1,153	$31,069	$35,730	$36,217	**
Variable Rate	—	9,000	—			—	9,000	9,000
Premium/(Discount) on Investment Level Debt	(2)					—	(2)	—

Total Investment Level Debt	$451	$9,954	$1,017	$1,084	$1,153	$31,069	$44,728	$45,217

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section906 Certification of the Chief Financial Officer.

101.INS-XBRL	Instance Document.

101.SCH-XBRL	Taxonomy Extension Schema Document.

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

in respect of

Pruco Life of New Jersey Variable Contract Real Property Account

(Registrant)

Date: August 10, 2012	By:	/s/ Thomas J. Diemer
Thomas J. Diemer
Vice President and Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)