Form 10-K
period 2013-12-31
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2014-03-10
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

213 Washington Street, Newark, New Jersey 07102

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one)

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act)    YES  ☐    NO  ☒

DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 13, 2014, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2013.

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT

REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; and (15) interruption in telecommunication, information technology or other operation systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership or the “Partnership” and investment in our securities.

PART I

Item 1. Business

Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on October 30, 1987. Pursuant to New Jersey law, the Real Property Account was established as a separate investment account of
Pruco Life Insurance Company of New Jersey. The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the “Contracts”) issued by The Prudential Insurance Company of America (“Prudential”).

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

Office Properties – The Partnership owns office properties in Lisle, Illinois and Beaverton, Oregon. Total square footage owned is approximately 164,318, of which 77%, or 125,893 square feet, are leased between 1 and 10 years.

Apartment Complexes – The Partnership owns apartment properties in Austin, Texas; Charlotte, North Carolina; and Seattle, Washington, comprising a total of 515 apartment units, of which 96%, or 492 units, are leased. Leases range from month-to-month to eighteen months.

Retail Properties – The Partnership owns retail properties in Dunn, North Carolina; Hampton, Virginia; Ocean City, Maryland; Roswell, Georgia; and Westminster, Maryland. Total square footage owned is approximately 739,134 of which 81%, or 597,576 square feet, are leased between 1 and 30 years.

Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This investment has 161 rooms. Occupancy for 2013 averaged 68%.

Investment in Real Estate Investment Trust (“REIT”) – The Partnership liquidated its entire investment in REIT shares in December 2001 and its preferred equity investment in a REIT in March 2012.

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

Market Conditions

The Bureau of Economic Analysis, an agency of the US Department of Commerce that provides economic statistics, estimates that the United States economy grew at an annual rate of 4.1% during the quarter ended September 30, 2013. Consumer spending continued to grow and industrial production has surpassed its 2008 peak. Improvement in the labor markets has also continued, with 502,000 jobs created during the quarter ended September 30, 2013. These broadly improving economic conditions have led to improvements in the property market and strong demand for real estate investments.

Debt Markets

The lending market remained favorable for borrowers in 2013. Loan rates have risen from their historical lows, but still remain well below the ten year average, while loan proceeds have held steady from 2012. Activity in the commercial mortgage-backed securities market increased to $86 billion in 2013, up from $48 billion in 2012, according to Commercial Mortgage Alert, a leading trade publication that tracks the commercial mortgage market. Life insurance companies wrote $38 billion of mortgages through the first three quarters of 2013, compared to 2012’s record $45.6 billion, according to the American Council of Life Insurers, an insurance trade group.

REIT Market

The US REIT market saw a decline in performance during 2013. The FTSE NAREIT Equity REIT Index, which tracks the performance of United States equity REITs and is published jointly by the FTSE Group and the National Association of Real Estate Investment Trusts, posted a return of 2.5% in 2013, compared to 18.1% in 2012. Fund flows at REIT mutual funds and exchange traded funds declined from their 2012 levels to conclude 2013 at approximately $11.8 billion. United States REITs continued to strengthen their balance sheets during 2013, raising $108.2 billion of debt and equity by year end, according to SNL Securities, a leading provider of data and analysis to the banking sector.

Property Markets

Tenant demand for commercial real estate increased in all of the major property sectors during 2013. According to Property & Portfolio Research, a Boston-based real estate research firm, vacancy rates decreased in all property types. Operating performance improved across all sectors, including retail, which saw its first year over year rent increase since 2008. Development activity remains relatively low in all sectors excluding apartments, where strong fundamentals have caused increased construction activity. Broad based improvement in property market fundamentals have benefited property values, which rose 8.1% overall during 2013, according to the Green Street Advisors’ Property Price Index.

Apartment: The national apartment vacancy rate declined to 4.2% and rents expanded 2.8% year over year as of September 30, 2013, according to Reis, a provider of real estate performance data. According to Property and Portfolio Research, a provider of real estate performance data, supply additions at the close of the quarter ended September 30, 2013 equaled 1.15% of stock from the same period a year ago, 0.64% above the ten year average.

Retail: Vacancy rates in the retail sector have declined to 10.5% and rents have increased 1.0% year over year as of September 30, 2013 according to Reis. Supply additions have remained constrained, amounting to only 0.18% year to date as of the quarter ended September 30, 2013.

Office: National office vacancies declined for the fourth consecutive year in 2013. Office vacancies declined to 15.1% in the quarter ended September 30, 2013, 0.5% lower than in the year-earlier period, according to CBRE Econometric Advisors, a Boston-based commercial real estate research firm. Rents have risen 2.9% year over year during same period and have reached their highest level since 2009.

Industrial: Absorption of warehouse space has increased throughout the year after an early slowdown, equaling 0.8% at September 30, 2013 according to Property & Portfolio Research. Vacancy rates declined to 7.9%, 1.1% lower than in the quarter ended September 30, 2012. This figure represents the sector’s lowest vacancy rate since 2008. Supply additions remain relatively low at only 0.25% of existing stock year to date.

Hotel: Hotel fundamentals continued to improve through 2013. According to Property & Portfolio Research, occupancies rose to 67.5% as of the quarter ended September 30, 2013. Bolstered by increases in occupancy and concurrent increases in rates, revenue per available room has increased 7.1% year-over-year as of the same period.

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

Even under relatively favorable market conditions, our insurance and annuities products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•	The profitability of many of our insurance and annuities products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•	A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders in certain product lines.

•	Sales of our products and services may decline, and lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

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

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest, and maturities on our debt. The principal sources of our liquidity are insurance premiums, annuity considerations, cash flow from our investment portfolio, and fees from separate account assets.

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2013, the Partnership had no outstanding matured loans.

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

Insurance regulators continue to develop a principles based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) has and will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial Inc. (“Prudential Financial”), the ultimate parent of Prudential, should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve Board (“FRB”) as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or the Real Property Account financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

•	As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on Prudential Financial’s business and capital distributions. Prudential Financial is now also subject to stress tests to be promulgated by the FRB which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

•	As a Designated Financial Company, Prudential Financial could also be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

•	The Council could recommend new or heightened standards and safeguards for activities or practices in which Prudential Financial and other financial services companies engage. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•	Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

•	Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related governmental bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis.

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including:

•	Enhanced group-wide supervision,

•	Enhanced capital standards, including basic capital requirements applicable to all group activities and, for business deemed to be non-traditional/non-insurance, higher loss absorption capacity requirements (expected to begin to be implemented in 2019),

•	Enhanced liquidity planning and management, and

•	Development of a risk reduction plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (expected to be developed and agreed by the end of 2014).

Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of Prudential Financial’s identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. ComFrame also requires each IAIG to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency (“FSA”) in Japan. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (“EEA”) is due for significant change under the Solvency II Directive. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, among other things, group level supervision mechanisms. The impact of the implementation of Solvency II on Prudential cannot be determined at this time. There can be no assurance that Solvency II will not, at a minimum, result in increased supervisory, capital and disclosure burdens on Prudential’s EEA operations with potential broader collateral consequences to Prudential Financial.

The foregoing requirements and developments could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within and outside the U.S. The possibility of inconsistent and conflicting regulation of the Prudential Financial “group” of companies also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

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

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, including in the following respects:

•	Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•	A natural or man-made disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

•	A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

•	Pandemic disease, caused by a virus could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

As of December 31, 2013, approximately 1,858 contract owners of record held investments in the Real Property Account.

Item 6. Selected Financial Data

The Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position are summarized as follows:

RESULTS OF OPERATIONS:

	Item 6. Selected Financial Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
Total Investment Income	$28,525,763	$26,066,202	$24,372,936	$24,928,302	$26,678,405

Net Investment Income	$9,574,870	$8,712,225	$8,559,353	$8,371,136	$7,967,278

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	9,086,821	3,880,392	14,773,499	8,033,579	(49,139,978)

Net Increase (Decrease) in Net Assets Resulting From Operations	$18,661,691	$12,592,617	$23,332,852	$16,404,715	$(41,172,700)

FINANCIAL POSITION:
	December 31,
	2013	2012	2011	2010	2009
Total Assets	$258,378,190	$246,011,495	$212,980,362	$202,789,389	$204,296,658

Investment Level Debt	$59,223,759	$56,775,225	$33,464,270	$30,565,616	$30,824,899

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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited Financial Statements of the Real Property Account and the audited Consolidated Financial Statements of the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of December 31, 2013, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $43.9 million, an increase of approximately $25.1 million from $18.8 million as of December 31, 2012. The increase was primarily due to the following activities: (a) net cash flow generated from property operations of $8.8 million; (b) $22.8 million of proceeds from the sale of the apartment building in Raleigh, North Carolina; (c) $24.0 million of proceeds from the sale of two office buildings in Brentwood, Tennessee; and (d) $12.4 million of loan proceeds associated with the apartment building acquisition in Seattle, Washington; and (e) net contributions from non-controlling interest of $1.0 million. Partially offsetting this increase was (a) $20.9 million for an acquisition of a 91-unit apartment located in Seattle, Washington; (b) $9.0 million loan payoff associated with the apartment property sale in Raleigh, North Carolina; (c) $10.0 million distribution to the general partners’ controlling interest; (d) $0.9 million of principal payments made on financed properties; and (e) $3.1 million paid for capital improvements. The $3.1 million payment for capital improvements included the following items: (a) $1.2 million for tenant improvements at the retail property in Ocean City, Maryland; (b) $0.3 million for tenant improvements and parking lot resurfacing at the office property in Lisle, Illinois; (c) $0.3 million for unit upgrades at the apartment property in Charlotte, North Carolina; (d) $0.3 million for unit upgrades at the apartment property in Seattle, Washington acquired in 2013; (e) $0.3 million for unit upgrades at the apartment property in Seattle, Washington acquired in 2012; (f) $0.3 million for tenant improvements and leasing costs at the retail property in Hampton, Virginia; and (g) $0.4 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital financing, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of December 31, 2013, approximately 17.0% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2013 and December 31, 2012.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2013 was approximately $9.1 million, an increase of approximately $0.7 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.5 million, $0.4 million and $0.2 million in the office, retail and hotel sector investments’ net investment income, respectively, from the prior year period. Partially offsetting these increases was a decrease of approximately $0.2 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

Valuation overview

The Partnership recorded a net recognized gain attributable to the general partners’ controlling interest of $0.1 million for the year ended December 31, 2013, compared with $0.3 million of recognized gain for the prior year period. The net recognized gain attributable to the general partners’ controlling interest was due to the sale of the apartment property in Raleigh, North Carolina. The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $7.4 million for the year ended December 31, 2013. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $2.8 million for the prior year. The increase in net unrealized gains attributable to the general partners’ controlling interest for the year ended December 31, 2013 were primarily due to valuation increases in the apartment, retail and office sector investments. Offsetting the unrealized gains were unrealized losses in the hotel investment.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Net Investment Income:

Office properties	$3,753,640	$3,288,067
Apartment properties	3,204,582	3,403,493
Retail properties	3,983,771	3,575,746
Hotel property	1,166,789	1,012,079
Others (including interest income,investment mgt fee, etc.)	(2,983,397)	(2,873,310)

Total Net Investment Income	$9,125,385	$8,406,075

Net Recognized Gain (Loss) on Real Estate Investments:

Office properties	$(230,171)	$—
Apartment properties	373,354	—
Retail properties	—	348,760

Net Recognized Gain (Loss) on Real Estate Investments	$143,183	$348,760

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$944,753	$(1,707,955)
Apartment properties	5,563,254	4,131,551
Retail properties	2,300,802	468,060
Hotel property	(1,426,177)	(78,500)

Net Unrealized Gain (Loss) on Real Estate Investments	$7,382,632	$2,813,156

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$7,525,815	$3,161,916

OFFICE PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Recognized/ Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lisle, IL	$705,518	$322,016	$(1,433,571)	$(271,332)	65%	55%
Brentwood, TN #1 (1)	1,197,721	1,154,664	(100,145)	969,331	N/A	100%
Beaverton, OR	617,853	534,839	2,378,324	(1,008,687)	91%	91%
Brentwood, TN #2 (1)	1,232,548	1,276,548	(130,026)	(1,397,267)	N/A	100%

	$3,753,640	$3,288,067	$714,582	$(1,707,955)

(1)	The Brentwood, Tennessee properties were sold on December 12, 2013, which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $3.8 million for the year ended December 31, 2013, which represents an increase of approximately $0.5 million from the prior year primarily due to a lease termination fee from a tenant at the property in Lisle, Illinois.

Recognized/Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $0.7 million for the year ended December 31, 2013, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.7 million from the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2013 was primarily due to decreased investment rates and favorable market leasing assumptions at the property in Beaverton, Oregon. Partially offsetting this gain was a valuation loss at the property in Lisle, Illinois due to a lease termination and a net recognized loss at the two properties in Brentwood, Tennessee from the sale of these assets.

APARTMENT PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Recognized/ Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Raleigh, NC (1)	$(4,361)	$1,109,925	$373,354	$1,922,612	N/A	96%
Austin, TX	1,494,285	1,440,496	742,449	1,144,936	97%	96%
Charlotte, NC	843,379	698,232	1,443,837	639,414	99%	97%
Seattle, WA #1	413,665	154,840	1,389,258	424,589	85%	90%
Seattle, WA #2	457,614	—	1,987,710	—	95%	N/A

	$3,204,582	$3,403,493	$5,936,608	$4,131,551

(1)	The Raleigh, North Carolina property was sold on February 25, 2013, which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $3.2 million for the year ended December 31, 2013, which represents a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2013 was primarily due to the sale of the property in Raleigh, North Carolina which occurred in the first quarter of 2013. Partially offsetting the decrease were increases from (a) Seattle, Washington property #1 which was acquired in the second quarter of 2012; (b) Seattle, Washington property #2 which was acquired in the first quarter of 2013; and (c) increased rents from unit renovations at the property in Charlotte, North Carolina.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $5.9 million for the year ended December 31, 2013, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $4.1 million for the prior year period. The net recognized and unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2013 were due to a recognized gain from the sale of the property in Raleigh, North Carolina and favorable market leasing assumptions at all of the apartment properties.

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Recognized/ Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Hampton, VA	$1,140,872	$1,007,128	$991,029	$(143,848)	96%	83%
Ocean City, MD	828,288	717,209	643,746	748,224	96%	91%
Westminster, MD	1,280,748	1,280,838	2,032,113	388,840	100%	98%
Dunn, NC	283,066	289,472	170,369	(297,608)	35%	36%
CARS Preferred Equity (1)	—	124,134	—	348,760	N/A	N/A
Roswell, GA	450,797	156,965	(1,536,455)	$(227,548)	96%	95%

	$3,983,771	$3,575,746	$2,300,802	$816,820

(1)	On March 5, 2012, the Partnership received final payment on the Capital Automotive (“CARS”) preferred equity position which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $4.0 million for the year ended December 31, 2013, which represents an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2013 was largely due to (a) increased rents and occupancy at the property in Hampton, Virginia and the property in Ocean City, Maryland and (b) the acquisition of the property in Roswell, Georgia which occurred in the third quarter of 2012. Partially offsetting these increases is reduced interest income from the CARS preferred equity investment due to the final payment of the investment which occurred in the first quarter of 2012.

Recognized and Unrealized gain/(loss)

The retail properties owned by the Partnership recorded an unrealized gain attributable to the general partners’ controlling interest of approximately $2.3 million for the year ended December 31, 2013, compared with net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $0.8 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2013 was primarily due to (a) more favorable market leasing assumptions and decreased investment rates at the property in Westminster, Maryland and Ocean City, Maryland and (b) decreased investment rates and increased occupancy at the property in Hampton, Virginia. Partially offsetting these unrealized gains was an unrealized loss at the property in Roswell, Georgia due to less favorable market leasing assumptions.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lake Oswego, OR	$1,166,789	$1,012,079	$(1,426,177)	$(78,500)	68%	67%

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $1.2 million for the year ended December 31, 2013, which represents an increase of $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2013 was largely due to increased average daily rate.

Unrealized gain/(loss)

The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $1.4 million for the year ended December 31, 2013, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the year ended December 31, 2013 was primarily due to an increase of required capital expenditures for a future property improvement plan associated with the expiration of the franchise license agreement.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $3.0 million for the year ended December 31, 2013, which remained relatively unchanged from the prior year period.

(c) Inflation

A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the audited Financial Statements of the Real Property Account and the audited Consolidated Financial Statements of the Partnership may change significantly.

The following sections discuss those critical accounting policies applied in preparing the audited Financial Statements of the Real Property Account and the audited Consolidated Financial Statements of the Partnership that are most dependent on the application of estimates and assumptions.

New Accounting Pronouncements

See Note 2C to the Partnership’s audited Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximate value for the type of real estate in the market.

Cash equivalents include short term investments.

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the audited Financial Statements of the Real Property Account and audited Consolidated Financial Statements of the Partnership and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 53.57% of its investment portfolio as of December 31, 2013, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at December 31, 2013:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$44.0	0.07%

The table below discloses the Partnership’s investment level debt as of December 31, 2013. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%
Fixed Rate	$1,017	$1,084	$1,153	$1,315	$2,380	$39,775	$46,724	$46,800
Variable Rate	—	12,500	—	—	—	—	12,500	12,600

Total Investment Level Debt	$1,017	$13,584	$1,153	$1,315	$2,380	$39,775	$59,224	$59,400

Credit Risk – The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are listed in the accompanying Index to the Financial Statements and Supplementary Data on F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2013 are included on Page F-2 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of December 31, 2013. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

JOHN CHIEFFO, Director (current term expires March 2015) – Vice President, Finance and Controller, International Insurance Business, Prudential Financial since 2012; prior to 2012, Controller, International Insurance Business, Prudential Financial. Age 50.

YANELA C. FRIAS, Director, Chief Financial Officer and Chief Accounting Officer (current term expires March 2015) – Vice President, Treasurers, Prudential Financial since 2008. Age 42.

BERNARD J. JACOB, Director (current term expires March 2015) – Senior Vice President and Chief Financial Officer, US Businesses, Prudential Financial since 2010; prior to 2010, Senior Vice President and Treasurer, Prudential Financial. Age 57.

RICHARD F. LAMBERT, Director (current term expires March 2015) – Senior Vice President and Chief Actuary, Corporate Actuarial, Prudential Financial since 2012; prior to 2012 Vice President and Actuary, Prudential Financial. Age 57.

ROBERT O’DONNELL, Director, Chief Executive Officer and President (current term expires March 2015) – Senior Vice President, Annuities, Prudential Financial since 2012; prior to 2012, Vice President. Age 45.

KENT D. SLUYTER, Director and Senior Vice President (current term expires March 2015) – Senior Vice President, Individual Life Insurance, Prudential Financial since 2002. Age 54.

KENNETH Y. TANJI, Director and Treasurer (current term expires March 2015) –Senior Vice President and Treasurer, Treasurers, Prudential Financial since 2013; prior to 2013, Chief Financial Officer of Prudential’s International Businesses. Age 48.

JOSEPH D. EMANUEL, Chief Legal Officer, Secretary and Vice President (current term expires March 2015) – Vice President and Corporate Counsel, Annuities Law, Prudential Financial since 2005. Age 50.

JAMES M. O’CONNOR, Senior Vice President and Actuary (current term expires March 2015) – Vice President, Actuarial, Prudential Financial since 2001. Age 57.

SARAH J. HAMID, Senior Vice President, Chief Actuary and Appointed Actuary (current term expires March 2015) – Vice President and Actuary, Corporate Actuarial, Prudential Financial since 2008. Age 49.

The business address of all directors and officers of Pruco Life Insurance Company of New Jersey is 213 Washington Street, Newark, New Jersey 07102-2992. Pruco Life Insurance Company of New Jersey directors and officers are elected annually.

Code of Ethics

We have adopted Prudential Financial’s code of business conduct and ethics, known as “Making the Right Choices.” Making the Right Choices is posted on Prudential Financial’s website at www.investor.prudential.com.

In addition, we have adopted Prudential Financial’s Corporate Governance Guidelines, which we refer to herein as the “Corporate Governance Principles and Practices.” Prudential Financial’s Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

Item 11. Executive Compensation

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Related Transactions in Note 10 of Notes to the Consolidated Financial Statements of the Partnership.

The Registrant is a wholly-owned subsidiary of Pruco Life Insurance Company, which, in turn, is a wholly-owned subsidiary of Prudential, which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 13, 2014, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2013.

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

The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

Schedule III. Real Estate Owned: Properties

See the Index to Financial Statements and Supplementary Data on page F-1.

3.	Documents Incorporated by Reference

See the following list of exhibits.

4.	Exhibits

See the following list of exhibits.

(b)	None.

(c)	The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1	Amended Articles of Incorporation of Pruco Life Insurance Company of New Jersey filed as Exhibit 1.A.(6)(a) in Post Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28, 1997, and incorporated herein by reference.

3.2	Certificate of Amendment of the Articles of Incorporation of Pruco Life Insurance Company of New Jersey, filed as Exhibit (3B) in Post-Effective Amendment No. to Form S-6, Registration Statement No.12 to Form S-1, Registration No. 33-20018, filed April 16, 1999, and incorporated herein by reference.

3.3	Amended By-Laws of Pruco Life Insurance Company of New Jersey, filed as Exhibit 1.A.(6)(c) to Form S-6, Registration Statement No. 333-85117, filed August 13, 1999, and incorporated herein by reference.

3.4	Resolution of the Board of Directors establishing the Pruco Life of New Jersey Variable Contract Real Property Account, filed as Exhibit (3C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.

4.1	Variable Life Insurance Contract filed as Exhibit 1.A.(5) in Post-Effective Amendment No. 24 to Form S-6, Registration Statement No. 2-81243, filed April 29, 1997, and incorporated herein by reference.

4.2	Revised Variable Appreciable Life Insurance Contract with fixed death benefit, filed as Exhibit 1.A.(5)(c) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28,1997, and incorporated herein by reference.

4.3	Revised Variable Appreciable Life Insurance Contract with variable death benefit, filed as Exhibit 1.A.(5)(d) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89780, filed April 28, 1997, and incorporated herein by reference.

4.4	Single Premium Variable Annuity Contract, filed as Exhibit (4C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.

4.5	Flexible Premium Variable Life Insurance Contract, filed as Exhibit (4D) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20018, filed April 9, 1997, and incorporated herein by reference.

9.	None.

10.1	Investment Management Agreement between Prudential Investment Management, Inc. and The Prudential Variable Contract Real Property Partnership, filed in Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.

10.2	Administrative Service Agreement among PIM, Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, filed as Exhibit (10B) in Post-Effective Amendment No. 17 to Form S-1, Registration Statement No. 33-20083-01, filed April 14, 2004, and incorporated herein by reference.

10.3	Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20083-01, filed April 9, 1997, and incorporated herein by reference.

11.	Not applicable.

12.	Not applicable.

16.	None.

18.	None.

22.	Not applicable.

23.	None.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS -XBRL	Instance Document.

101.SCH -XBRL	Taxonomy Extension Schema Document.

101.CAL –XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB –XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE -XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

in respect of

Pruco Life of New Jersey Variable Contract Real Property Account

(Registrant)

Date: March 10, 2014

	By:	/s/ Stephen Pelletier
Stephen Pelletier (Senior Vice President, performing the functions of the Principal Executive Officer as of the date of this Annual Report on Form 10-K)

Date: March 10, 2014	By:	/s/ Yanela C. Frias
Yanela C. Frias Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ John Chieffo	Director	March 10, 2014
John Chieffo

*/s/ Bernard J. Jacob	Director	March 10, 2014
Bernard J. Jacob

*/s/ Richard F. Lambert	Director	March 10, 2014
Richard F. Lambert

*/s/ Kent D. Sluyter	Director	March 10, 2014
Kent D. Sluyter

*/s/ Kenneth Y. Tanji	Director	March 10, 2014
Kenneth Y. Tanji

	Director	March 10, 2014
Robert F. O’Donnell

By:	*/s/ Sun-Jin Moon
Sun-Jin Moon (Attorney-in-Fact)

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

I NDEX

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company of New Jersey is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

March 10, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Pruco Life Insurance Company of New Jersey

and the Contract Owners of

Pruco Life of New Jersey Variable Contract Real Property Account

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life of New Jersey Variable Contract Real Property Account at December 31, 2013 and 2012, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company of New Jersey. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2014

FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$8,311,766	$7,966,460

Net Assets	$8,311,766	$7,966,460

NET ASSETS, representing:
Equity of contract owners	$6,692,300	$6,201,403
Equity of Pruco Life Insurance Company of New Jersey	1,619,466	1,765,057

	$8,311,766	$7,966,460

Units outstanding	2,574,912	2,688,624

Portfolio shares held	220,019	231,007
Portfolio net asset value per share	$37.78	$34.49

STATEMENTS OF OPERATIONS For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$407,664	$374,431	$364,166

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	36,657	34,842	32,548

NET INVESTMENT INCOME	371,007	339,589	331,618

NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Change in unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	329,830	125,215	615,901
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	6,397	15,535	—

NET GAIN (LOSS) ON INVESTMENTS	336,227	140,750	615,901

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$707,234	$480,339	$947,519

STATEMENTS OF CHANGES IN NET ASSETS For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
OPERATIONS
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$371,007	$339,589	$331,618
Change in unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	329,830	125,215	615,901
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	6,397	15,535	—

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	707,234	480,339	947,519

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(62,886)	(161,519)	(97,801)
Net withdrawals by Pruco Life Insurance Company of New Jersey	(299,042)	(8,884)	(478,640)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(361,928)	(170,403)	(576,441)

TOTAL INCREASE (DECREASE) IN NET ASSETS	345,306	309,936	371,078

NET ASSETS
Beginning of year	7,966,460	7,656,524	7,285,446

End of year	$8,311,766	$7,966,460	$7,656,524

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

Note 1: General

Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey” or the “Company”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. Pruco Life of New Jersey is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”). Pruco Life is a wholly-owned subsidiary of Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). The assets of the Real Property Account are segregated from Pruco Life of New Jersey’s other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Real Property Account, along with the Pruco Life Variable Contract Real Property Account and The Prudential Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the consolidated financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

Note 2: Summary of Significant Accounting Policies and Pronouncements

A. Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Real Property Account has evaluated subsequent events through the date these financial statements were available to be issued.

The Real Property Account has transactions and relationships with Prudential and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include valuation of investment in the Partnership.

Adoption of Accounting Pronouncements

There were no new accounting pronouncements adopted during 2013.

Effective January 1, 2012, the Real Property Account adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 10. Adoption of this guidance did not have a material effect on the Real Property Account’s financial position or results of operations.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At December 31, 2013 and 2012, the Real Property Account’s interest in the General Partners Controlling Interest was 4.5% or 220,019 shares and 4.4% or 231,007 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s consolidated financial statements.

C. Income Recognition

Net investment income, recognized and unrealized gains and losses are allocated based upon the monthly average net assets for the investment in the Partnership. Amounts are based on the Real Property Account’s proportionate interest in the Partnership.

D. Equity of Pruco Life Insurance Company of New Jersey

Pruco Life of New Jersey maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ Real Property Accounts or the related unit values.

For the years ended December 31, 2013 and 2012, there were no cash transactions at the Real Property Account level as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units.

Note 3: Taxes

Pruco Life of New Jersey is taxed as a “life insurance company”, as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential Financial’s consolidated federal tax return. Under current federal, state and local law, no federal, state or local income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

Note 4: Net Withdrawals by Contract Owners

Net withdrawals by contract owners for the Real Property Account by product for the years ended December 31, 2013, 2012 and 2011 were as follows:

2013:	VAL	VLI	SPVA	SPVL	TOTAL
Contract owner net payments	$214,541	$41,364	$—	$—	$255,905
Policy loans	(109,578)	(10,745)	—	—	(120,323)
Policy loan repayments and interest	83,058	17,440	—	—	100,498
Surrenders, withdrawals, and death benefits	(127,403)	(24,335)	—	—	(151,738)
Net transfers from/(to) other subaccounts or fixed rate option	48,538	(2,500)	—	—	46,038
Administrative and other charges	(159,192)	(33,554)	—	(520)	(193,266)

Net Withdrawals by Contract Owners	$(50,036)	$(12,330)	$—	$(520)	$(62,886)

2012:	VAL	VLI	SPVA	SPVL	TOTAL
Contract owner net payments	$214,472	$42,135	$—	$—	$256,607
Policy loans	(112,274)	(12,371)	—	—	(124,645)
Policy loan repayments and interest	116,297	14,089	—	—	130,386
Surrenders, withdrawals, and death benefits	(220,875)	(27,173)	—	—	(248,048)
Net transfers from/(to) other subaccounts or fixed rate option	24,841	(5,499)	—	—	19,342
Administrative and other charges	(161,842)	(32,823)	—	(496)	(195,161)

Net Withdrawals by Contract Owners	$(139,381)	$(21,642)	$—	$(496)	$(161,519)

2011:	VAL	VLI	SPVA	SPVL	TOTAL
Contract owner net payments	$214,699	$43,055	$—	$(189)	$257,565
Policy loans	(88,549)	(26,081)	—	—	(114,630)
Policy loan repayments and interest	172,371	16,910	—	—	189,281
Surrenders, withdrawals, and death benefits	(235,054)	(8,529)	—	(16,072)	(259,655)
Net transfers from/(to) other subaccounts or fixed rate option	29,519	(8,502)	—	—	21,017
Administrative and other charges	(159,713)	(31,176)	—	(490)	(191,379)

Net Withdrawals by Contract Owners	$(66,727)	$(14,323)	$—	$(16,751)	$(97,801)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

Note 5: Partnership Distributions

For the year ended December 31, 2013, the Partnership made a total of $10 million in distributions. The distributions occurred on March 26, 2013 and December 30, 2013 for $5 million each. The Real Property Account’s share of these distributions were $0.2 million each or a total of $0.4 million. During the year ended December 31, 2012, the Partnership made one distribution for $5 million. The distributions occurred on March 28, 2012. The Real Property Account’s share of this distribution was $0.2 million. During the year ended December 31, 2011, the Partnership made a total of $15 million in distributions. The distributions occurred on May 31, 2011, September 26, 2011, and December 27, 2011 for $5 million each. The Real Property Account’s share of these distributions were $0.2 million each or a total of $0.6 million.

Note 6: Unit Activity

All products referred to in Note 1 for outstanding units at December 31, 2013, 2012 and 2011 were as follows:

2013
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	86,371	Contributions:	125,619	18,304	—	—
Redemptions:	(180,946)	Redemptions:	(140,816)	(22,041)	—	(203)

2012
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	120,033	Contributions:	138,503	19,614	—	—
Redemptions:	(120,768)	Redemptions:	(187,316)	(26,768)	—	(204)

2011
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	115,011	Contributions:	174,781	18,535	—	—
Redemptions:	(286,649)	Redemptions:	(200,375)	(23,547)	—	(7,501)

Note 7: Purchases and Distributions of Investments

The aggregate costs of purchases and proceeds from distributions of investment in the Partnership for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Purchases:	$—	$—	$—
Distributions:	$398,585	$205,246	$608,988

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

Note 8: Financial Highlights

Pruco Life of New Jersey sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner’s account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.

The following table was developed by determining which products offered by Pruco Life of New Jersey have the lowest and highest total expense ratio and reflects contract owner units only. The table may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable products as discussed in Note 1.

	Units (000’s)	Unit Value Lowest-Highest			Net Assets (000’s)	Investment Income Ratio*	Expense Ratio** Lowest-Highest			Total Return*** Lowest-Highest
December 31, 2013	2,070	$2.69505	-	$3.43650	$6,692	5.04%	0.35%	-	1.25%	8.19%	-	9.17%
December 31, 2012	2,089	$2.49096	-	$3.14796	$6,201	4.84%	0.35%	-	1.25%	5.53%	-	6.48%
December 31, 2011	2,145	$2.36048	-	$2.95634	$5,994	4.79%	0.35%	-	1.25%	12.33%	-	13.33%
December 31, 2010	2,183	$2.10140	-	$2.60866	$5,393	4.79%	0.35%	-	1.25%	8.31%	-	9.29%
December 31, 2009	2,253	$1.94013	-	$2.38693	$5,104	3.98%	0.35%	-	1.25%	-19.26%	-	-18.54%

Pruco Life of New Jersey also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. The table below reflects information for units and assets held by the Company. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life of New Jersey to purchase additional units in its account resulting in no impact to its net assets.

	Units (000’s)	Net Assets (000’s)
December 31, 2013	505	$1,619
December 31, 2012	600	$1,765
December 31, 2011	600	$1,662
December 31, 2010	772	$1,893
December 31, 2009	985	$2,213

*	This amount represents the contract owner’s proportionate share of the net investment income from the underlying Partnership divided by the contract owners average net assets of the Real Property Account. This ratio excludes those expenses, such as mortality risk, expense risk and administrative charges that result in direct reductions in the unit values.
**	These amounts represent the annualized contract expenses of the Real Property Account, consisting primarily of mortality and expense charges, for each period indicated. These ratios include only those expenses that result in a direct reduction to unit values. Charges made directly to contract owner accounts through the redemption of units and expenses of the underlying Partnership are excluded.
***	These amounts represent the total return for the periods indicated, including changes in the value of the underlying Partnership, and reflect deductions for all items included in the expense ratio. The total return does not include any expense assessed through the redemption of units; inclusion of these expenses in the calculation would result in a reduction in the total return presented.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

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

B Administrative Charges

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

December 31, 2013

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Real Property Account for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available. The Real Property Account had no Level 1 assets or liabilities.

Level 2 – Fair value is based on inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. The Real Property Account had no Level 2 assets or liabilities.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Real Property Account’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The Real Property Account’s Level 3 assets consist of the investment in the Partnership which is based on the Real Property Account’s proportionate interest of the Partnership’s fair value, which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s audited consolidated financial statements. All of the Real Property Account’s assets were classified as Level 3.

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

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

In general, the input values in the appraisal process are unobservable, therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

The table below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.

Table 1:

($ in 000’s)

Fair value measurements at December 31, 2013

Assets:	Amount measured at fair value December 31, 2013	Level 1	Level 2	Level 3
Investment in The Prudential Variable Contract Real Property Partnership	$8,312	$—	$—	$8,312

($ in 000’s)

Fair value measurements at December 31, 2012

Assets:	Amount measured at fair value December 31, 2012	Level 1	Level 2	Level 3
Investment in The Prudential Variable Contract Real Property Partnership	$7,966	$—	$—	$7,966

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2013

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

Table 2:

($ in 000’s) 2013
Beginning balance @ 01/01/13	$7,966

Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	336
Net investment income from Partnership operations	408
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—
Distributions	(398)

Ending balance @ 12/31/13	$8,312

The amount of total gains or losses for the year included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$330

($ in 000’s) 2012
Beginning balance @ 01/01/12	$7,656

Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	141
Net investment income from Partnership operations	374
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—
Distributions	(205)

Ending balance @ 12/31/12	$7,966

The amount of total gains or losses for the year included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$125

Report of Independent Registered Public Accounting Firm

To the Partners of

The Prudential Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2013 and December 31, 2012, the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2014

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Partners of

The Prudential Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2014 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2014

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 12/31/2013 - $220,224,084; 12/31/2012 -$241,855,397)	$210,100,000	$223,622,447
CASH AND CASH EQUIVALENTS	43,962,922	18,829,641
OTHER ASSETS, NET	4,315,268	3,559,407

Total assets	$258,378,190	$246,011,495

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT (net of unamortized discount: 12/31/13 $0; 12/31/12 $2,273)	$59,223,759	$56,775,225
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,008,619	2,696,038
DUE TO AFFILIATES	649,925	681,109
OTHER LIABILITIES	824,064	843,148

Total liabilities	63,706,367	60,995,520

COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	185,407,870	178,756,670
NONCONTROLLING INTEREST	9,263,953	6,259,305

	194,671,823	185,015,975

Total liabilities and partners’ equity	$258,378,190	$246,011,495

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,907,883	5,183,476

SHARE VALUE AT END OF PERIOD	$37.78	$34.49

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
INVESTMENT INCOME:
Revenue from real estate and improvements	$28,514,771	$25,920,808	$23,236,660
Equity in income of preferred equity investments	—	127,288	1,109,254
Interest income	10,992	18,106	27,022

Total investment income	28,525,763	26,066,202	24,372,936

INVESTMENT EXPENSES:
Operating	6,287,302	6,189,842	6,086,034
Investment management fee	2,529,031	2,443,023	2,373,128
Real estate taxes	2,603,477	2,400,551	1,992,163
Administrative	4,613,032	4,294,566	3,990,437
Interest expense	2,918,051	2,025,995	1,371,821

Total investment expenses	18,950,893	17,353,977	15,813,583

NET INVESTMENT INCOME	9,574,870	8,712,225	8,559,353

RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	46,802,489	8,571,929	—
Less: cost of real estate investments sold	45,824,534	8,501,116	—

Gain (loss) realized from real estate investments sold	977,955	70,813	—
Less: reversal of prior periods’ unrealized gain (loss) on real estate investments sold	834,772	(277,947)	—

Net gain (loss) recognized on real estate investments sold	143,183	348,760	—

Change in unrealized gain (loss) on real estate investments held	8,943,638	3,531,632	14,773,499

NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	9,086,821	3,880,392	14,773,499

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,661,691	$12,592,617	$23,332,852

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	449,485	306,150	330,064
Net unrealized gain (loss) attributable to noncontrolling interest	1,561,006	718,476	842,062

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$2,010,491	$1,024,626	$1,172,126

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	9,125,385	8,406,075	8,229,289
Net recognized gain (loss) attributable to general partners’ controlling interest	143,183	348,760	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	7,382,632	2,813,156	13,931,437

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$16,651,200	$11,567,991	$22,160,726

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2013			2012			2011
	General Partners’ Controlling Interest	Non- controlling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Non-controlling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$9,125,385	$449,485	$9,574,870	$8,406,075	$306,150	$8,712,225	$8,229,289	$330,064	$8,559,353
Net recognized and unrealized gain (loss) from real estate investments	7,525,815	1,561,006	9,086,821	3,161,916	718,476	3,880,392	13,931,437	842,062	14,773,499

Increase (decrease) in net assets resulting from operations	16,651,200	2,010,491	18,661,691	11,567,991	1,024,626	12,592,617	22,160,726	1,172,126	23,332,852

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to General Partners	(10,000,000)	—	(10,000,000)	(5,000,000)	—	(5,000,000)	(15,000,000)	—	(15,000,000)
Contributions from noncontrolling interest	—	1,113,456	1,113,456	—	1,688,870	1,688,870	—	—	—
Distributions to noncontrolling interest	—	(119,299)	(119,299)	—	(68,340)	(68,340)	—	(257,798)	(257,798)

Increase (decrease) in net assets resulting from capital transactions	(10,000,000)	994,157	(9,005,843)	(5,000,000)	1,620,530	(3,379,470)	(15,000,000)	(257,798)	(15,257,798)

INCREASE (DECREASE) IN NET ASSETS	6,651,200	3,004,648	9,655,848	6,567,991	2,645,156	9,213,147	7,160,726	914,328	8,075,054

NET ASSETS - Beginning of period	178,756,670	6,259,305	185,015,975	172,188,679	3,614,149	175,802,828	165,027,953	2,699,821	167,727,774

NET ASSETS - End of period	$185,407,870	$9,263,953	$194,671,823	$178,756,670	$6,259,305	$185,015,975	$172,188,679	$3,614,149	$175,802,828

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$18,661,691	$12,592,617	$23,332,852
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(9,086,821)	(3,880,392)	(14,773,499)
Amortization of discount on investment level debt	2,273	2,683	5,281
Amortization of deferred financing costs	38,673	44,495	36,550
(Increase) decrease in accrued interest included in preferred equity investment	—	53,868	(257,109)
Bad debt expense	(10,783)	80,228	68,800
(Increase) decrease in:
Other assets	(783,751)	(918,703)	(454,621)
Increase (decrease) in:
Accounts payable and accrued expenses	54,629	777,256	(449,261)
Due to affiliates	(31,184)	68,163	15,810
Other liabilities	(19,084)	(109,075)	(76,095)

Net cash flows provided by (used in) operating activities	8,825,643	8,711,140	7,448,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	46,802,489	8,571,929	—
Acquisition of real estate and improvements	(20,868,465)	(30,528,031)	—
Additions to real estate and improvements	(3,066,804)	(2,758,866)	(2,430,061)
Return of investment in real estate partnerships	—	—	5,868,661

Net cash flows provided by (used in) investing activities	22,867,220	(24,714,968)	3,438,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(10,000,000)	(5,000,000)	(15,000,000)
Proceeds from investment level debt	12,400,000	11,700,000	19,000,000
Principal payments on investment level debt	(9,953,739)	(891,728)	(16,106,627)
Contributions from noncontrolling interest	1,113,456	1,688,870	—
Distributions to noncontrolling interest	(119,299)	(68,340)	(257,798)

Net cash flows provided by (used in) financing activities	(6,559,582)	7,428,802	(12,364,425)

NET CHANGE IN CASH AND CASH
EQUIVALENTS	25,133,281	(8,575,026)	(1,477,117)
CASH AND CASH EQUIVALENTS - Beginning of period	18,829,641	27,404,667	28,881,784

CASH AND CASH EQUIVALENTS - End of period	$43,962,922	$18,829,641	$27,404,667

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF INVESTMENTS

			2013 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	December 31, 2013		December 31, 2012
Property Name	December 31, 2013 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$27,311,648	$6,400,000	$26,878,077	$7,400,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,848,773	10,300,000	13,649,543	7,722,447
Westpark	WO	Brentwood, TN	Sold	—	—	15,211,299	14,400,000
Financial Plaza	WO	Brentwood, TN	Sold	—	—	13,447,441	9,800,000

		Offices % as of 12/31/13	9%	41,160,421	16,700,000	69,186,360	39,322,447
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,666,478	24,800,000	22,400,483	22,900,000
Dunhill Trace Apartments	WO	Raleigh, NC	Sold	—	—	17,106,488	22,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,984,775	27,300,000	22,927,224	26,500,000
Vantage Park	CJV	Seattle, WA	91 Units	21,156,575	24,200,000	—	—
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,409,301	13,700,000	14,153,138	12,000,000

		Apartments % as of 12/31/13	49%	81,217,129	90,000,000	76,587,333	83,800,000
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,562,779	18,900,000	18,253,808	17,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,430,335	31,900,000	24,224,224	29,500,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,849	15,156,172	17,700,000	15,088,285	15,600,000
Harnett Crossing	WO	Dunn, NC	189,143	6,756,713	3,500,000	6,727,082	3,300,000
Village Walk	WO	Roswell, GA	88,504	20,664,003	18,900,000	20,627,548	20,400,000

		Retail % as of 12/31/13	49%	86,570,002	90,900,000	84,920,947	86,400,000
HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,276,532	12,500,000	11,160,757	14,100,000

		Hotel % as of 12/31/13	7%	11,276,532	12,500,000	11,160,757	14,100,000

Total Real Estate Investments at Estimated Fair Values as a percentage of General Partners’ Controlling Interest as of 12/31/13			114%	$220,224,084	$210,100,000	$241,855,397	$223,622,447

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF INVESTMENTS

	December 31, 2013				December 31, 2012
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				23.7%		10.5%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$18,600,000	January, 2014	$18,600,000	$18,600,000	$3,300,000	$3,300,000
Federal Home Loan Bank, 0 coupon bond	6,800,000	January, 2014	6,800,000	6,800,000	6,000,000	6,000,000
Federal Home Loan Bank, 0 coupon bond	10,000,000	February, 2014	9,998,911	9,998,911	6,399,006	6,399,006
Federal Home Loan Bank, 0 coupon bond	2,000,000	March, 2014	1,999,711	1,999,711	—	—
Federal Home Loan Bank, 0 coupon bond	2,700,000	March, 2014	2,699,707	2,699,707	—	—

Total Cash Equivalents			40,098,329	40,098,329	15,699,006	15,699,006
Cash			3,864,593	3,864,593	3,130,635	3,130,635

Total Cash and Cash Equivalents			$43,962,922	$43,962,922	$18,829,641	$18,829,641

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 1: Organization

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of Prudential, and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), a wholly-owned subsidiary of Pruco Life. The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey (collectively the “General Partners”). The General Partners may make additional daily cash contributions to or withdrawals from the Partnership in accordance with the provisions of the Partnership Agreement.

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

Shares of the Partnership are held by The Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Accounts”) and may be purchased and sold at the then current per share net asset value of the Partnership’s net assets. Per share net asset value is calculated by dividing the net asset value of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.

PREI® is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial. PREI provides investment advisory services to the Partnership’s partners pursuant to the terms of the Investment Management Agreement as described in Note 10.

Note 2: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of the Partnership included herein have been prepared in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States of America that are applicable to investment companies. The Partnership has evaluated subsequent events through March 10, 2014, the date these consolidated financial statements were available to be issued.

B.	Management’s Use of Estimates in the Consolidated Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

C.	New Accounting Pronouncement- In June 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. This guidance is not expected to have a significant effect on the Partnership’s consolidated financial position, results of operations and financial statement disclosures as the standard is not applicable to real estate entities.

D.	Accounting Pronouncement Adopted – In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods or annual reporting period beginning after December 15, 2011 and is applied prospectively. Effective January 1, 2012, the Partnership adopted this updated guidance regarding the fair value measurements and disclosure requirements. The expanded disclosures required by this guidance are included in Note 4. Adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 2: Summary of Significant Accounting Policies (continued)

E.	Real Estate Investments - Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party appraisal management firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 (see Note 4 for detail) under the FASB authoritative guidance for fair value measurements.

Prior to the final distribution, the unconsolidated preferred equity investments were carried at fair value and were generally valued at the Partnership’s equity in net assets as reflected in the investments’ financial statements with the property valued as described above.

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These variances could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2013 and 2012.

F.	Cash and Cash Equivalents – Cash and cash equivalents are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of Prudential Financial and are accounted for at fair value.

G.	Other Assets – Other assets includes both cash for operating and capital expenditures maintained by wholly-owned and consolidated joint ventures, tenant security deposits by both the wholly-owned and consolidated joint ventures, restricted cash for wholly-owned and consolidated joint ventures reserved for future payments of investment level debt, real estate taxes and insurance premiums, as well as, tenant receivables maintained by both wholly-owned and consolidated joint ventures. As of December 31, 2013 and 2012, cash and restricted cash held by consolidated joint ventures was $1,800,546 and $1,464,750, respectively. The balances for tenant security deposits held by wholly-owned and consolidated joint ventures was $144,141 and $101,699, respectively, for the same period. The balance for tenant receivables held by wholly-owned and consolidated joint ventures was $672,066 and $625,911 for the same period, which are shown net of allowance for uncollectible accounts of $69,011and $95,687 for the same period.

H.	Investment Level Debt – Investment level debt includes mortgage loans payable on wholly owned properties and consolidated partnerships and is stated at the principal amount, net of unamortized discount, of the obligations outstanding. At times, the Partnership may assume debt in connection with the purchase of real estate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 2: Summary of Significant Accounting Policies (continued)

I.	Revenue and Expense Recognition - Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Operating expenses are recognized as incurred. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate investments are stated at estimated fair value, net income is not reduced by depreciation or amortization expense. Interest expenses are accrued periodically based on the contractual interest rate and terms of the loans. Interest expenses are included in Net Investment Income in the Consolidated Statements of Operations.

J.	Equity in Income of Preferred Equity Investments - Equity in income of preferred equity investments represents the Partnership’s share of the current year’s preferred equity investment income as provided for under the terms of the agreement. Frequency of distribution of income is determined by the formal agreement or by the executive committee of the investment. Any cash distributed by the preferred equity investment in excess of the amount of income generated from the investment is treated as a return of the Partnership’s preferred equity investment.

K.	Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

Note 3: Disclosure of Supplemental Cash Flow and Non-Cash Investing and Financing Activity

Cash paid for interest during the years ended December 31, 2013, 2012, and 2011, was $2,832,457, $1,981,491, and $1,335,269, respectively.

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

During the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2.

Please refer to Note 2E for discussion of valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 4: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

Table 1

	(in 000’s) Fair value measurements at December 31, 2013 using

Assets:	Cost at 12/31/13	Amounts measured at fair value 12/31/2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$220,224	$210,100	$—	$—	$210,100
Cash equivalents	40,098	40,098	40,098	—	—

Total	$260,322	$250,198	$40,098	$—	$210,100

	(in 000’s) Fair value measurements at December 31, 2012 using

Assets:	Cost at 12/31/12	Amounts measured at fair value 12/31/2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$241,855	$223,622	$—	$—	$223,622
Cash equivalents	15,699	15,699	15,699	—	—

Total	$257,554	$239,321	$15,699	$—	$223,622

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 4: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and December 31, 2012.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

	Real estate and improvements
Beginning balance @ 1/1/13	$223,622

Net gains (losses) recognized/unrealized included in earnings (or changes in net assets)	9,087
Acquisitions, issuances and contributions	24,193
Disposition, settlements and distributions	(46,802)

Ending balance @ 12/31/13	$210,100

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$8,944

	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/12	$174,533	$8,277	$182,810

Net gains (losses) recognized/unrealized included in earnings (or changes in net assets)	3,532	349	3,881
Equity income (losses)/interest income	—	127	127
Acquisitions, issuances and contributions	45,557	—	45,557
Disposition, settlements and distributions	—	(8,753)	(8,753)

Ending balance @ 12/31/12	$223,622	$—	$223,622

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$3,532	$—	$3,532

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 4: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s investment level debt on wholly owned properties and consolidated partnerships has an estimated fair value of approximately $59.4 million, and a carrying value (amortized cost) of $59.2 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value of investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

The fair value of other assets, accounts payable and accrued expenses, due to affiliates and other liabilities approximates carrying value due to the short term nature of these instruments, and therefore would be considered as Level 2 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 4: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of December 31, 2013
	Fair Value (in 000’s)	Number of property (ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$90,000	4	Discounted cash flow	Exit capitalization rate	5.00% -6.25% (5.49%)
				Discount rate	6.75% -7.75% (7.12%)
Hotel	12,500	1	Discounted cash flow	Exit capitalization rate	9.00%(9.00%)
				Discount rate	11.00% (11.00%)
Office	16,700	2	Discounted cash flow	Exit capitalization rate	7.75% -9.00% (8.23%)
				Discount rate	8.75% -9.50% (9.04%)
Retail	90,900	5	Discounted cash flow	Exit capitalization rate	6.75% -10.00% (7.58%)

				Discount rate	7.00% -10.50% (8.04%)
	$210,100

	As of December 31, 2012
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$83,800	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	5.50% -6.25% (5.96%)
				Discount rate	7.00% -8.00% (7.29%)
Hotel	14,100	1	Third party appraisal’s discounted cash flow	Exit capitalization rate	9.25% (9.25%)
				Discount rate	11.50% (11.50%)
Office	39,322	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	7.75% - 9.00%(8.51%)
				Discount rate	8.5% -10.00% (9.19%)
Retail	86,400	5	Third party appraisal’s discounted cash flow	Exit capitalization rate	7.75% -9.50% (8.10%)

				Discount rate	7.00% -10.50% (8.38%)
	$223,622

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 5: Investment Level Debt

Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/13		As of 12/31/12	As of 12/31/13
	100% Principal Balance Outstanding	(Unaudited) Partnership’s Share of Principal Balance Outstanding [1]	100% Principal Balance Outstanding	Interest Rate [2]	Maturity Date	Terms [3]
Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$4,249	$4,249	$4,940	6.75%	2018	PP, P&I
Ocean City, MD	18,375	12,480	18,637	5.49%	2021	P &I
Raleigh, NC*	—	—	9,000	—	—	—
Roswell, GA	12,500	12,500	12,500	5.10%	2015	I
Seattle, Wa	11,700	9,945	11,700	4.15%	2022	P&I
Seattle, Wa	12,400	10,410	—	3.84%	2023	P&I
Unamortized Premium (Discount)	—	—	(2)

Total	$59,224	$49,584	$56,775

1.	Represents the Partnership’s interest in the loan based upon the estimated percentage o f net assets which would be distributed to the Partnership if the investment were liquidated at December 31, 2013. It does not represent the Partnership’s legal obligation.
2.	The Partnership’s weighted average interest rate was 4.88% and 4.94% at December 31, 2013 and 2012, respectively.
The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.
3.	Loan Terms P P =P repayment penalties applicable to loan, I=Interest only, P &I=Principal and Interest
*	Pro perty was sold in February 2013

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 5: Investment Level Debt (continued)

As of December 31, 2013, principal amounts of mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2014	1,017
2015	13,584
2016	1,153
2017	1,315
2018	2,380
Thereafter	39,775

Total Principal Balance Outstanding	$59,224

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated fair value of $118.7million.

Note 6: Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2013 and 2012, the Partnership had no outstanding matured loans.

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

For Years Ended December 31, 2013, 2012, and 2011

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

At December 31, 2013, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established National Council of Real Estate Investment Fiduciaries (NCREIF) regions is as follows:

Region	Estimated Fair Value (in 000’s)	Region %
East North Central	$6,400	3.05%
Mideast	85,700	40.79%
Pacific	71,800	34.17%
Southeast	18,900	9.00%
Southwest	27,300	12.99%

Total	$210,100	100.00%

The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures.

Note 8: Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2014 to December 31, 2026. At December 31, 2013, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)
2014	$13,418
2015	10,337
2016	8,202
2017	7,536
2018	6,250
Thereafter	15,452

Total	$61,195

Note 9: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position and results of operations of the Partnership.

Note 10: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2013, 2012, and 2011, management fees incurred by the Partnership were $ 2.5 million, $2.4 million, and $2.4 million for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2013, 2012, and 2011 were $0, $53,630, and $53,630; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

Note 11: Financial Highlights

	For The Twelve Months Ended December 31,
	2013	2012	2011	2010	2009
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$34.49	$32.27	$28.38	$25.88	$31.65
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	2.30	2.08	1.86	1.66	1.49

Investment Management fee attributable to general partners’ controlling interest	(0.50)	(0.47)	(0.42)	(0.35)	(0.39)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	1.49	0.61	2.45	1.19	(6.87)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	3.29	2.22	3.89	2.50	(5.77)

Net Asset Value attributable to general partners’ controlling interest, end of period	$37.78	$34.49	$32.27	$28.38	$25.88

Total Return attributable to general partners’ controlling interest, before Management Fee (a):	11.10%	8.36%	15.25%	10.96%	-17.04%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	9.57%	6.86%	13.71%	9.59%	-18.24%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$185	$179	$172	$165	$167
Ratios to average net assets for the period ended (b):
Management fees	1.41%	1.42%	1.40%	1.39%	1.40%
Other portfolio level expense	0.26%	0.26%	0.26%	0.24%	0.20%

Total Portfolio Level Expenses	1.67%	1.68%	1.66%	1.63%	1.60%

Net Investment Income, before Management Fee	6.51%	6.30%	6.22%	6.15%	5.29%
Net Investment Income, after Management Fee	5.10%	4.88%	4.82%	4.76%	3.89%

(a)	Total Return, before/after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Investment Income before/after + Net Recognized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2013, 2012, and 2011

		THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP SCHEDULE III - REAL ESTATE OWNED: PROPERTIES DECEMBER 31, 2013
		Initial Costs to the Partnership		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Year
Description	Encumbrances at 12/31/13	Land	Building & Improvements		Land	Building & Improvements	2013 Sales	Total	Year of construction	Date Acquired
Properties:
Office Building Lisle, IL	None	$1,780,000	$15,743,881	$9,787,767	$1,949,206	$25,362,442	$—	$27,311,648	1985	Apr., 1988
Garden Apartments Raleigh, NC	None	1,623,146	14,135,553	1,380,883	1,839,032	15,300,550	(17,139,582)	—	1995	Jun., 1995
Hotel Lake Oswego, OR	None	1,500,000	6,508,729	3,267,803	1,500,000	9,776,532	—	11,276,532	1989	Dec., 2003
Office Building Brentwood, TN	None	1,797,000	6,588,451	6,852,060	1,855,339	13,382,172	(15,237,511)	—	1982	Oct., 1995
Office Building Beaverton , OR	None	816,415	9,897,307	3,135,051	845,887	13,002,886	—	13,848,773	1995	Dec., 1996
Office Complex Brentwood, TN	None	2,425,000	7,063,755	3,958,686	2,463,600	10,983,841	(13,447,441)	—	1987	Oct., 1997
Retail Shopping Center Hampton, VA	4,249,268	2,339,100	12,767,956	3,455,723	4,839,418	13,723,361	—	18,562,779	1998	May, 2001
Retail Shopping Center Westminster, MD	None	3,031,735	9,326,605	2,797,832	3,031,735	12,124,437	—	15,156,172	2005	June, 2006
Retail Shopping Center Ocean City, MD	18,374,491	1,517,099	8,495,039	15,418,197	1,524,555	23,905,780	—	25,430,335	1986	Nov., 2002
Garden Apartments Austin, TX	None	2,577,097	20,125,169	282,509	2,577,721	20,407,054	—	22,984,775	2007	May, 2007
Retail Shopping Center Dunn, NC	None	586,500	5,372,344	797,869	385,560	6,371,153	—	6,756,713	1984	Aug., 2007
Garden Apartments Charlotte, NC	None	1,350,000	12,184,750	874,551	1,367,668	13,041,633	—	14,409,301	1998	Sep., 2007
Garden Apartments Seattle, WA	11,700,000	4,252,500	18,071,707	342,271	4,252,000	18,414,478	—	22,666,478	2004	Jun., 2012
Retail Shopping Center Roswell, GA	12,500,000	2,062,908	18,566,167	34,928	3,200,000	17,464,003	—	20,664,003	2005	Sep., 2012
Apartment Seattle, WA	12,400,000	5,005,000	15,863,465	288,110	5,005,000	16,151,575	—	21,156,575	2000	Mar., 2013

	$59,223,759	$32,663,500	$180,710,878	$52,674,240	$36,636,721	$229,411,897	$(45,824,534)	$220,224,084	a

	2013	2012	2011
a Balance at beginning of year	$241,855,397	$196,297,813	$194,140,941
Additions:
Improvements, etc.	24,193,221	45,557,584	2,156,872
Deletions:
Sale	(45,824,534)	—	—

Balance at end of year	$220,224,084	$241,855,397	$196,297,813