Form 10-Q
period 2014-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2014-08-13
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey, or the “Company”, or Pruco Life of New Jersey Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, practices or policies; and (15) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership or the “Partnership” and investment in our securities.

ITEM 1. Financial Statements (Unaudited)

UNAUDITED FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$8,325,325	$8,311,766

Net Assets	$8,325,325	$8,311,766

NET ASSETS, representing:

Equity of contract owners	$6,697,127	$6,692,300
Equity of Pruco Life Insurance Company of New Jersey	1,628,198	1,619,466

	$8,325,325	$8,311,766

Units outstanding	2,520,964	2,574,912

Portfolio shares held	214,821	220,019
Portfolio net asset value per share	$38.75	$37.78

STATEMENTS OF OPERATIONS

For the three and six month periods ended June 30, 2014 and 2013

	1/1/2014-6/30/2014	1/1/2013-6/30/2013	4/1/2014-6/30/2014	4/1/2013-6/30/2013
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$157,229	$193,048	$75,747	$88,747

EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	18,992	17,626	9,540	9,126

NET INVESTMENT INCOME	138,237	175,422	66,207	79,621

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	53,912	45,642	76,262	123,873
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	—	16,652	—	2

NET GAIN (LOSS) ON INVESTMENTS	53,912	62,294	76,262	123,875

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$192,149	$237,716	$142,469	$203,496

STATEMENTS OF CHANGES IN NET ASSETS For the three and six month periods ended June 30, 2014 and 2013

	1/1/2014-6/30/2014	1/1/2013-6/30/2013	4/1/2014-6/30/2014	4/1/2013-6/30/2013
OPERATIONS
Net investment income	$138,237	$175,422	$66,207	$79,621
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	53,912	45,642	76,262	123,873
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	—	16,652	—	2

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	192,149	237,716	142,469	203,496

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(146,864)	43,145	(108,828)	6,135
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(31,726)	(226,274)	118,368	2,991

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(178,590)	(183,129)	9,540	9,126

TOTAL INCREASE (DECREASE) IN NET ASSETS	13,559	54,587	152,009	212,622

NET ASSETS
Beginning of period	8,311,766	7,966,460	8,173,316	7,808,425

End of period	$8,325,325	$8,021,047	$8,325,325	$8,021,047

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2014

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

Note 2: Summary of Significant Accounting Policies

A. Basis of Accounting

The Unaudited Interim Financial Statements as of June 30, 2014 and the statement of net assets as of December 31, 2013, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.

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

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2014

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At June 30, 2014 and December 31, 2013, the Real Property Account’s interest in the General Partners Controlling Interest was 4.5% or 214,821 shares and 4.5% or 220,019 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the unaudited consolidated financial statements of the Partnership.

C. Income Recognition

Net investment income or loss, recognized and unrealized gains and losses are allocated based upon the monthly average net assets for the investment in the Partnership. Amounts are based on the Real Property Account’s proportionate interest in the Partnership.

D. Equity of Pruco Life Insurance Company of New Jersey

Pruco Life of New Jersey maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.

For the period ended June 30, 2014 and the year ended December 31, 2013, there were no cash transactions at the Real Property Account level as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented.

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

June 30, 2014

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
VAL	$(60,359)	$3,269
VLI	(48,332)	2,994
SPVA	—	—
SPVL	(137)	(128)

TOTAL	$(108,828)	$6,135

	Six Months Ended June 30,
	2014	2013
VAL	$(73,026)	$41,060
VLI	(73,566)	2,338
SPVA	—	—
SPVL	(272)	(253)

TOTAL	$(146,864)	$43,145

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2014

(Unaudited)

Note 6: Partnership Distributions

For the period ended June 30, 2014, the Partnership distributed a total of $5.0 million, which occurred on March 26, 2014. The Real Property Account’s share of this distribution was $0.2 million. During the year ended December 31, 2013, the Partnership distributed $10.0 million, which occurred on March 26, 2013 and December 30, 2013 for $5.0 million each. The Real Property Account’s share of these distributions was $0.2 million each or a total of $0.4 million.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Units Outstanding:	2,520,964	2,574,912
Unit Value:	$2.74779 to $3.51938	$2.69505 to $3.43650

Note 8: Financial Highlights

The range of total return for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
Total Return	1.54% to 1.77%	2.40% to 2.63%

	Six Months Ended June 30,
	2014	2013
Total Return	1.96% to 2.41%	2.63% to 3.08%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2014

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

During the six months ended June 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2014

(Unaudited)

Note 9: Fair Value Disclosure (continued)

In general, the input values in the appraisal process are unobservable, therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy.

The table below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.

	($ in 000’s)
	Fair value measurements at June 30, 2014
	Amounts measured at fair value 6/30/2014	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$8,325	$—	$—	$8,325

	($ in 000’s)
	Fair value measurements at December 31, 2013
	Amounts measured at fair value 12/31/2013	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$8,312	$—	$—	$8,312

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2014

(Unaudited)

Note 9: Fair Value Disclosure (continued)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June, 2014 and 2013.

($ in 000’s)
Six Months Ended June 30, 2014
Beginning balance @ 1/1/2014	$8,312
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	54
Net investment income from Partnership operations	157
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	(198)

Ending balance @ 6/30/2014	$8,325

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$54

($ in 000’s)
Six Months Ended June 30, 2013
Beginning balance @ 1/1/2013	$7,966
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	62
Net investment income from Partnership operations	193
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	(200)

Ending balance @ 6/30/2013	$8,021

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$46

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2014

(Unaudited)

Note 9: Fair Value Disclosure (continued)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 and 2013.

($ in 000’s)
Three Months Ended June 30, 2014
Beginning balance @ 4/1/2014	$8,173
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	76
Net investment income from Partnership operations	76
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	—

Ending balance @ 6/30/2014	$8,325

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$76

($ in 000’s)
Three Months Ended June 30, 2013
Beginning balance @ 4/1/2013	$7,808
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	124
Net investment income from Partnership operations	89
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	—

Ending balance @ 6/30/2013	$8,021

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$124

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 6/30/2014 — $230,500,438; 12/31/2013 — $220,224,084)	$221,860,604	$210,100,000
CASH AND CASH EQUIVALENTS	32,481,589	43,962,922
OTHER ASSETS	3,382,239	4,315,268

Total assets	$257,724,432	$258,378,190

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$58,722,082	$59,223,759
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,980,924	3,008,619
DUE TO AFFILIATES	629,346	649,925
OTHER LIABILITIES	480,142	824,064

Total liabilities	62,812,494	63,706,367

COMMITMENTS AND CONTINGENCIES (NOTE 5)
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	185,106,148	185,407,870
NONCONTROLLING INTEREST	9,805,790	9,263,953

	194,911,938	194,671,823

Total liabilities and partners’ equity	$257,724,432	$258,378,190

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,776,348	4,907,883

SHARE VALUE AT END OF PERIOD	$38.75	$37.78

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME:
Revenue from real estate and improvements	$12,652,718	$14,052,550	$6,260,029	$6,965,746
Interest income	9,478	6,440	4,214	2,622

Total investment income	12,662,196	14,058,990	6,264,243	6,968,368

INVESTMENT EXPENSES:
Operating	2,725,805	3,239,613	1,309,117	1,563,193
Investment management fee	1,261,889	1,231,809	629,344	619,301
Real estate taxes	1,372,522	1,309,313	728,631	708,725
Administrative	2,024,587	2,282,517	1,010,911	1,226,597
Interest expense	1,454,936	1,440,743	726,834	743,523

Total investment expenses	8,839,739	9,503,995	4,404,837	4,861,339

NET INVESTMENT INCOME	3,822,457	4,554,995	1,859,406	2,107,029

RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	—	22,806,448	—	—
Less: Cost of real estate investments sold	—	17,139,582	—	—

Gain (loss) realized from real estate investments sold	—	5,666,866	—	—

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	—	5,293,512	—	—

Net gain (loss) recognized on real estate investments sold	—	373,354	—	—

Change in unrealized gain (loss) on real estate investments held	1,484,250	1,026,009	1,851,507	2,931,536

NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	1,484,250	1,399,363	1,851,507	2,931,536

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,306,707	$5,954,358	$3,710,913	$5,038,565

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	320,706	226,561	172,393	117,348
Net unrealized gain (loss) attributable to noncontrolling interest	287,723	8,353	158,728	163,664

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$608,429	$234,914	$331,121	$281,012

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	3,501,751	4,328,434	1,687,013	1,989,681
Net recognized gain (loss) attributable to general partners’ controlling interest	—	373,354	—	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	1,196,527	1,017,656	1,692,779	2,767,872

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$4,698,278	$5,719,444	$3,379,792	$4,757,553

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ended June 30,
	2014			2013
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$3,501,751	$320,706	$3,822,457	$4,328,434	$226,561	$4,554,995
Net recognized and unrealized gain (loss) from real estate investments	1,196,527	287,723	1,484,250	1,391,010	8,353	1,399,363

Increase (decrease) in net assets resulting from operations	4,698,278	608,429	5,306,707	5,719,444	234,914	5,954,358

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to General Partners	(5,000,000)	—	(5,000,000)	(5,000,000)	—	(5,000,000)
Contributions from noncontrolling interest	—	—	—	—	1,113,456	1,113,456
Distributions to noncontrolling interest	—	(66,592)	(66,592)	—	(41,351)	(41,351)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	(66,592)	(5,066,592)	(5,000,000)	1,072,105	(3,927,895)

INCREASE (DECREASE) IN NET ASSETS	(301,722)	541,837	240,115	719,444	1,307,019	2,026,463
NET ASSETS - Beginning of period	185,407,870	9,263,953	194,671,823	178,756,670	6,259,305	185,015,975

NET ASSETS - End of period	$185,106,148	$9,805,790	$194,911,938	$179,476,114	$7,566,324	$187,042,438

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$5,306,707	$5,954,358
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(1,484,250)	(1,399,363)
Amortization of discount on investment level debt	—	2,273
Amortization of deferred financing costs	14,082	24,591
Bad debt expense	38,732	53,664
(Increase) decrease in:
Other assets	880,215	(667,822)
Increase (decrease) in:
Accounts payable and accrued expenses	90,930	(222,584)
Due to affiliates	(20,579)	(61,807)
Other liabilities	(343,922)	(362)

Net cash flows provided by (used in) operating activities	4,481,915	3,682,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	22,806,448
Acquisition of real estate and improvements	(8,295,624)	(20,885,407)
Additions to real estate and improvements	(2,099,355)	(1,591,345)

Net cash flows provided by (used in) investing activities	(10,394,979)	329,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(5,000,000)
Proceeds from investment level debt	—	12,400,000
Principal payments on investment level debt	(501,677)	(9,470,643)
Contributions from noncontrolling interest	—	1,113,456
Distributions to noncontrolling interest	(66,592)	(41,351)

Net cash flows provided by (used in) financing activities	(5,568,269)	(998,538)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,481,333)	3,014,106
CASH AND CASH EQUIVALENTS - Beginning of period	43,962,922	18,829,641

CASH AND CASH EQUIVALENTS - End of period	$32,481,589	$21,843,747

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2014 Total Rentable Square Feet Unless Otherwise	June 30, 2014 (Unaudited)		December 31, 2013
Property Name	June 30, 2014 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$27,937,376	$5,953,504	$27,311,648	$6,400,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,845,862	10,500,000	13,848,773	10,300,000
		Offices % as of 6/30/14	9%	41,783,238	16,453,504	41,160,421	16,700,000

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,790,539	25,100,000	22,666,478	24,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,003,326	27,400,000	22,984,775	27,300,000
Vantage Park	CJV	Seattle, WA	91 Units	21,335,376	24,600,000	21,156,575	24,200,000
The Reserve	WO	Charlotte, NC	140 Units	14,579,857	14,300,000	14,409,301	13,700,000
		Apartments % as of 6/30/14	49%	81,709,098	91,400,000	81,217,129	90,000,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,653,616	19,600,000	18,562,779	18,900,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,436,268	32,500,000	25,430,335	31,900,000
Westminster Crossing East	CJV	Westminster, MD	89,849	15,220,419	17,700,000	15,156,172	17,700,000
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,373,124	8,400,000	—	—
Harnett Crossing	WO	Dunn, NC	189,143	7,332,883	3,657,100	6,756,713	3,500,000
Village Walk	WO	Roswell, GA	88,504	20,685,362	19,300,000	20,664,003	18,900,000
		Retail % as of 6/30/14	55%	95,701,672	101,157,100	86,570,002	90,900,000

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,306,430	12,850,000	11,276,532	12,500,000
		Hotel % as of 6/30/14	7%	11,306,430	12,850,000	11,276,532	12,500,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 6/30/14			120%	$230,500,438	$221,860,604	$220,224,084	$210,100,000

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	June 30, 2014 (Unaudited)				December 31, 2013
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partners’ Controlling Interest				17.5%		23.7%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$19,000,000	September, 2014	$18,996,622	$18,996,622	$18,600,000	$18,600,000
Federal Home Loan Bank, 0 coupon bond	11,300,000	July, 2014	11,300,000	11,300,000	6,800,000	6,800,000
Federal Home Loan Bank, 0 coupon bond			—	—	9,998,911	9,998,911
Federal Home Loan Bank, 0 coupon bond			—	—	1,999,711	1,999,711
Federal Home Loan Bank, 0 coupon bond			—	—	2,699,707	2,699,707

Total Cash Equivalents			30,296,622	30,296,622	40,098,329	40,098,329

Cash			2,184,967	2,184,967	3,864,593	3,864,593

Total Cash and Cash Equivalents			$32,481,589	$32,481,589	$43,962,922	$43,962,922

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2014

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2013. The Partnership has evaluated subsequent events through August 13, 2014, the date these financial statements were available to be issued.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the six months ended June 30, 2014 and 2013 was $1,440,854 and $1,416,152, respectively.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. The real estate investments, consisting of real estate and improvements, are therefore classified as Level 3.

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

June 30, 2014

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

During the six months ended June 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at June 30, 2014 using
Assets:	Cost at 06/30/14	Amounts measured at fair value 06/30/2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable (inputs (level 3)
Real estate and improvements	$230,500	$221,861	$—	$—	$221,861
Cash equivalents	30,297	30,297	30,297	—	—

Total	$260,797	$252,158	$30,297	$—	$221,861

		(in 000’s)
		Fair value measurements at December 31, 2013 using
Assets:	Cost at 12/31/13	Amounts measured at fair value 12/31/2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$220,224	$210,100	$—	$—	$210,100
Cash equivalents	40,098	40,098	40,098	—	—

Total	$260,322	$250,198	$40,098	$—	$210,100

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2014 and June 30, 2013.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ended June 30, 2014

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/14	$210,100
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,484
Acquisitions, issuances and contributions	10,277
Disposition, settlements and distributions	—

Ending balance @ 6/30/14	$221,861

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,484

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ended June 30, 2013

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

June 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ended June 30, 2014

(Level 3)

Real estate and improvements
Beginning balance @ 4/1/14	$218,546
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,852
Acquisitions, issuances and contributions	1,463
Disposition, settlements and distributions	—

Ending balance @ 6/30/14	$221,861

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,852

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ended June 30, 2013

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

June 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of June 30, 2014
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$91,400	4	Discounted cash flow	Exit capitalization rate	5.00%- 6.25%(5.50%)
				Discount rate	6.75% -7.75%(7.12%)
Hotel	12,850	1	Market value*
Office	16,454	2	Discounted cash flow	Exit capitalization rate	7.75% - 9.00%(8.20%)
				Discount rate	8.75% - 9.25%(8.93%)
Retail	101,157	6	Discounted cash flow	Exit capitalization rate	6.50%- 10.00%(7.44%)
				Discount rate	7.00% - 10.50%(7.95%)

	$221,861

The market value approach represents assets in which estimated fair value represents subjective estimates by management based on the investment’s specific facts and circumstances. See Note 3 for further details on valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

As of June 30, 2014 and December 31, 2013, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $59.8 million and $59.4 million, respectively, and a carrying value (amortized cost) of $58.7 million and $59.2 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of June 30, 2014 and December 31, 2013.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2014, the Partnership had no outstanding matured loans.

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six month periods ended June 30, 2014 and June 30, 2013, management fees incurred by the Partnership were $1,261,889 and $1,231,809, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2014

(Unaudited)

Note 7: Financial Highlights

	For The Six Months Ended June 30,
	2014	2013	2012	2011	2010
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$37.78	$34.49	$32.27	$28.38	$25.88
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	0.98	1.09	0.96	0.92	0.80

Investment Management fee attributable to general partners’ controlling interest	(0.26)	(0.25)	(0.22)	(0.20)	(0.17)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.25	0.28	0.03	1.29	0.06

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	0.97	1.12	0.77	2.01	0.69

Net Asset Value attributable to general partners’ controlling interest, end of period	$38.75	$35.61	$33.04	$30.39	$26.57

Total Return attributable to general partners’ controlling interest, before Management Fee:	3.28%	3.99%	3.07%	7.78%	3.28%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	2.57%	3.27%	2.37%	7.06%	2.66%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$185	$179	$171	$172	$164

Ratios to average net assets for the period ended (b):
Management fees	0.69%	0.70%	0.69%	0.70%	0.68%
Other portfolio level expense	0.10%	0.11%	0.13%	0.13%	0.14%

Total Portfolio Level Expenses	0.79%	0.81%	0.82%	0.83%	0.82%

Net Investment Income, before Management Fee	2.60%	3.16%	2.97%	3.16%	3.06%
Net Investment Income, after Management Fee	1.91%	2.45%	2.27%	2.43%	2.40%

(a)	Total Return, before/after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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

(a) Liquidity and Capital Resources

As of June 30, 2014, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $32.5 million, a decrease of approximately $11.5 million from $44.0 million as of December 31, 2013. The decrease was primarily due to the following activities (a) $8.3 million for an acquisition of a grocery-anchored retail center located in North Fort Myers, Florida; (b) $5.0 million distribution to the general partners’ controlling interest; (c) $0.5 million of principal payments made on financed properties; and (d) $2.1 million paid for capital improvements. The $2.1 million payment for capital improvements included the following items: (a) $0.7 million for space renovations at the office property in Lisle, Illinois; (b) $0.6 million for space renovations at the retail property in Dunn, North Carolina; (c) $0.2 million for unit upgrades at one of the apartment properties in Seattle, Washington; and (d) $0.2 million for unit upgrades at the apartment property in Charlotte, North Carolina; and (e) $0.4 million for capital improvements and transaction costs associated with leasing expenses at various properties. Partially offsetting this decrease was an increase due to net cash flow generated from property operations of approximately $4.4 million.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2014, approximately 12.6% of the Partnership’s total assets consisted of cash and cash equivalents.

b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three and six month periods ended June 30, 2014 and June 30, 2013.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the six month period ended June 30, 2014 was approximately $3.5 million, a decrease of approximately $0.8 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $1.3 million in the office sector investments’ net investment income from the prior year period. Partially offsetting this decrease was an increase of approximately $0.3 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the retail sector and an increase of approximately $0.3 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended June 30, 2014 was approximately $1.7 million, a decrease of approximately $0.3 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $0.7 million in the office sector investments’ net investment income from the prior year period. Partially offsetting this decrease was an increase of approximately $0.3 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the retail sector.

Valuation overview

The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.2 million for the six month period ended June 30, 2014. This is compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million for the prior year period. The unrealized gains attributable to the general partners’ controlling interest for the six month period ended June 30, 2014 were primarily due to valuation increases in the apartment, retail and hotel sector investments. Partially offsetting the unrealized gains was an unrealized loss in the office sector investments.

The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.7 million for the three month period ended June 30, 2014. This is compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.8 million for the prior year period. The unrealized gains attributable to the general partners’ controlling interest for the three month period ended June 30, 2014 were primarily due to valuation increases in the apartment and retail sector investments. Partially offsetting the unrealized gains were unrealized losses in the office and hotel sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net Investment Income:

Office properties	$766,328	$2,112,268	$133,037	$829,228
Apartment properties	1,691,539	1,449,199	823,510	752,415
Retail properties	2,172,862	1,857,579	1,195,721	864,404
Hotel property	309,223	329,457	266,588	249,972
Other (including interest income, investment mgt fee)	(1,438,201)	(1,420,069)	(731,843)	(706,338)

Total Net Investment Income	$3,501,751	$4,328,434	$1,687,013	$1,989,681

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	$—	$373,354	$—	$—

Net Recognized Gain (Loss) on Real Estate Investments	$—	$373,354	$—	$—

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$(869,312)	$(212,908)	$(190,572)	$393,505
Apartment properties	888,592	1,372,639	860,998	1,543,632
Retail properties	876,576	1,014,153	1,032,206	1,263,604
Hotel property	300,671	(1,156,228)	(9,853)	(432,869)

Net Unrealized Gain (Loss) on Real Estate Investments	$1,196,527	$1,017,656	$1,692,779	$2,767,872

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$1,196,527	$1,391,010	$1,692,779	$2,767,872

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lisle, IL	$373,791	$505,902	$(1,072,224)	$(827,590)	38%	57%
Brentwood, TN #1	15,096	658,227	—	200,000	N/A	100%
Beaverton, OR	360,419	309,603	202,912	214,682	100%	91%
Brentwood, TN #2	17,022	638,536	—	200,000	N/A	100%

	$766,328	$2,112,268	$(869,312)	$(212,908)

Three Months Ended June 30,
Property
Lisle, IL	$(60,879)	$43,672	$(302,996)	$(246,335)
Brentwood, TN #1	—	326,315	—	100,000
Beaverton, OR	193,916	167,828	112,424	239,840
Brentwood, TN #2	—	291,413	—	300,000

	$133,037	$829,228	$(190,572)	$393,505

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.8 million and $0.1 million for the six and three month periods ended June 30, 2014, respectively, which represents a decrease of approximately $1.3 million and $0.7 million from the prior year periods, respectively, primarily due to the sale of the properties in Brentwood, Tennessee in December 2013. These properties’ results of operations for the six month period ended June 30, 2014 represents post-close expenses.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.9 million for the six month period ended June 30, 2014, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.2 million from the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the six month period ended June 30, 2014 was primarily due to lower occupancy at the property in Lisle, Illinois. Partially offsetting this loss was a valuation gain at the property in Beaverton, Oregon due to higher occupancy. The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.2 million for the three month period ended June 30, 2014, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.4 million from the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the three month period ended June 30, 2014 was primarily due to anticipated capital expenditures at the property in Lisle, Illinois. Partially offsetting this loss was a valuation gain at the property in Beaverton, Oregon due to favorable market leasing assumptions.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Recognized/ Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Raleigh, NC (1)	$(64,926)	$(5,927)	$—	$373,354	N/A	N/A
Austin, TX	732,192	722,814	81,449	91,818	98%	97%
Charlotte, NC	421,312	377,299	429,444	241,974	99%	99%
Seattle, WA #1	295,819	171,517	149,372	219,712	82%	87%
Seattle, WA #2	307,142	183,496	228,327	819,135	81%	95%

	$1,691,539	$1,449,199	$888,592	$1,745,993

Three Months Ended June 30,
Property
Raleigh, NC (1)	$(64,926)	$—	$—	$—
Austin, TX	358,625	341,647	89,951	295,568
Charlotte, NC	218,430	195,491	219,403	357,819
Seattle, WA #1	156,276	97,509	203,995	71,110
Seattle, WA #2	155,105	117,768	347,649	819,135

	$823,510	$752,415	$860,998	$1,543,632

(1)	The Raleigh, North Carolina property w as sold on February 25, 2013, w hich w as reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $1.7 million for the six month period ended June 30, 2014, which represents an increase of approximately $0.3 million from the prior year period. This increase was primarily due to increased rents from unit renovations at the properties in Seattle, Washington and Charlotte, North Carolina. Net investment income attributable to general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.8 million for the three month period ended June 30, 2014, which is relatively unchanged from the prior year period.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.9 million for the six and three month periods ended June 30, 2014, compared with a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $1.7 million and $1.5 million for the prior year periods, respectively. These gains were due to favorable market leasing assumptions at the properties in Austin, Texas, Charlotte, North Carolina and Seattle, Washington.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Hampton, VA	$598,440	$559,478	$609,162	$(19,345)	96%	85%
Ocean City, MD	430,952	394,965	345,213	(7,310)	96%	96%
Westminster, MD	646,175	628,931	(64,247)	1,182,355	100%	100%
Dunn, NC	68,500	125,233	(419,070)	(6,900)	46%	35%
Roswell, GA	266,709	148,972	378,642	(134,647)	94%	96%
North Fort Myers, FL	162,086	—	26,876	—	88%	N/A

	$2,172,862	$1,857,579	$876,576	$1,014,153

Three Months Ended June 30,
Property
Hampton, VA	$330,811	$286,070	$596,850	$199,129
Ocean City, MD	226,853	196,713	21,631	(86,444)
Westminster, MD	337,555	309,721	—	1,288,353
Dunn, NC	42,766	44,546	295,349	(2,787)
Roswell, GA	130,423	27,354	91,500	(134,647)
North Fort Myers, FL	127,313	—	26,876	—

	$1,195,721	$864,404	$1,032,206	$1,263,604

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $2.2 million and $1.2 million for the six and three month periods ended June 30, 2014, respectively, which represents an increase of approximately $0.3 million from the prior year periods. The increase in net investment income attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2014 was largely due to the additional income provided by the property in North Fort Myers, Florida that was acquired in March 2014. The increase was also due to lower bad debt write-offs and real estate tax expense at the property in Roswell, Georgia.

Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.9 million for the six month period ended June 30, 2014, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the six month period ended June 30, 2014 was primarily due to unrealized gains at the properties in Hampton, Virginia, Ocean City, Maryland and Roswell, Georgia due to lower investment rates. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Partially offsetting the net unrealized gain was an unrealized loss at the property in Dunn, North Carolina due to an increase in anticipated required capital expenditure. The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million for the three month period ended June 30, 2014, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.3 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the three month period ended June 30, 2014 was primarily due to lower investment rates at the property in Hampton, Virginia, an increase in the projected near-term occupancy from a recent lease execution at the property in Dunn, North Carolina and decreased real estate tax expense at the property in Roswell, Georgia.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lake Oswego, OR	$309,223	$329,457	$300,671	$(1,156,228)	67%	69%

Three Months Ended June 30,
Property
Lake Oswego, OR	$266,588	$249,972	$(9,853)	$(432,869)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was $0.3 million for the six and three month periods ended June 30, 2014, which remained relatively unchanged from the prior year periods.

Unrealized gain/(loss)

The Partnership’s hotel property recorded an unrealized gain attributable to the general partners’ controlling interest of approximately $0.3 million for the six month period ended June 30, 2014, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $1.2 million for the prior year period. The gain was primarily due to the contractually agreed upon sale price of the asset. The property is projected to be disposed of late 2014.

Other

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the general partners’ controlling interest was approximately $1.4 million and $0.7 million for the six and three month periods ended June 30, 2014, which remained relatively unchanged from the prior year periods.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 48.09% of its investment portfolio as of June 30, 2014, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at June 30, 2014:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$32.5	0.05%

The table below discloses the Partnership’s investment level debt as of June 30, 2014. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%
Fixed Rate	$515	$1,084	$1,153	$1,315	$2,380	$39,775	$46,222	$47,300
Variable Rate	—	12,500	—	—	—	—	—	12,500

Total Investment Level Debt	$515	$13,584	$1,153	$1,315	$2,380	$39,775	$46,222	$59,800

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

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“the Exchange Act”), as of June 30, 2014. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

in respect of

Pruco Life of New Jersey Variable Contract Real Property Account

(Registrant)

Date: August 13, 2014

By:	/s/ Yanela C. Frias
Yanela C. Frias
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Accounting and Financial Officer)