Form 10-Q
period 2014-09-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2014-11-13
CIK 829114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

IN DEX

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

ITEM 1. Financial Statements (Unaudited)

UNAUDITED FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$8,350,107	$8,311,766

Net Assets	$8,350,107	$8,311,766

NET ASSETS, representing:

Equity of contract owners	$6,824,290	$6,692,300
Equity of Pruco Life Insurance Company of New Jersey	1,525,817	1,619,466

	$8,350,107	$8,311,766

Units outstanding	2,463,510	2,574,912

Portfolio shares held	209,632	220,019
Portfolio net asset value per share	$39.83	$37.78

STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2014 and 2013

	1/1/2014-9/30/2014	1/1/2013-9/30/2013	7/1/2014-9/30/2014	7/1/2013-9/30/2013
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$236,882	$313,953	$79,653	$120,905

EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	28,771	27,166	9,779	9,540

NET INVESTMENT INCOME	208,111	286,787	69,874	111,365

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	205,802	82,931	151,890	37,289
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	—	16,689	—	37

NET GAIN (LOSS) ON INVESTMENTS	205,802	99,620	151,890	37,326

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$413,913	$386,407	$221,764	$148,691

STATEMENTS OF CHANGES IN NET ASSETS For the three and nine month periods ended September 30, 2014 and 2013

	1/1/2014-9/30/2014	1/1/2013-9/30/2013	7/1/2014-9/30/2014	7/1/2013-9/30/2013
OPERATIONS
Net investment income	$208,111	$286,787	$69,874	$111,365
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	205,802	82,931	151,890	37,289
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	—	16,689	—	37

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	413,913	386,407	221,764	148,691

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(195,380)	184	(48,516)	(42,961)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(180,192)	(173,774)	(148,466)	52,500

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(375,572)	(173,590)	(196,982)	9,539

TOTAL INCREASE (DECREASE) IN NET ASSETS	38,341	212,817	24,782	158,230

NET ASSETS
Beginning of period	8,311,766	7,966,460	8,325,325	8,021,047

End of period	$8,350,107	$8,179,277	$8,350,107	$8,179,277

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2014

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

Note 2: Summary of Significant Accounting Policies

A. Basis of Accounting

The Unaudited Interim Financial Statements as of September 30, 2014 and the statement of net assets as of December 31, 2013, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.

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

September 30, 2014

(Unaudited)

Note 2: Summary of Significant Accounting Policies (continued)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At September 30, 2014 and December 31, 2013, the Real Property Account’s interest in the General Partners Controlling Interest was 4.5% or 209,632 shares and 4.5% or 220,019 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the unaudited consolidated financial statements of the Partnership.

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

For the period ended September 30, 2014 and the year ended December 31, 2013, there were no cash transactions at the Real Property Account level as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented.

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

September 30, 2014

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
VAL	$(25,023)	$(31,908)
VLI	(23,351)	(10,921)
SPVA	—	—
SPVL	(142)	(132)

TOTAL	$(48,516)	$(42,961)

	Nine Months Ended September 30,
	2014	2013
VAL	$(98,049)	$9,152
VLI	(96,917)	(8,583)
SPVA	—	—
SPVL	(414)	(385)

TOTAL	$(195,380)	$184

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2014

(Unaudited)

Note 6: Partnership Distributions

For the period ended September 30, 2014, the Partnership distributed a total of $10.0 million, which occurred on March 26, 2014 and September 26, 2014, for $5.0 million each. The Real Property Account’s share of these distributions was $0.2 million each or a total of $0.4 million. During the year ended December 31, 2013, the Partnership distributed $10.0 million, which occurred on March 26, 2013 and December 30, 2013, for $5.0 million each. The Real Property Account’s share of these distributions was $0.2 million each or a total of $0.4 million.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Units Outstanding:	2,463,510	2,574,912
Unit Value:	$2.81535 to $3.61404	$2.69505 to $ 3.43650

Note 8: Financial Highlights

The range of total return for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
Total Return	2.46% to 2.69%	1.65% to 1.88%

	Nine Months Ended September 30,
	2014	2013
Total Return	4.46% to 5.17%	4.32% to 5.02%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2014

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

During the nine months ended September 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2014

(Unaudited)

Note 9: Fair Value Disclosure (continued)

In general, the input values in the appraisal process are unobservable, therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy.

The table below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.

	($ in 000’s)
	Fair value measurements at September 30, 2014
	Amounts measured at fair value 9/30/2014	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$8,350	$—	$—	$8,350

	($ in 000’s)
	Fair value measurements at December 31, 2013
	Amounts measured at fair value 12/31/2013	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$8,312	$—	$—	$8,312

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2014

(Unaudited)

Note 9: Fair Value Disclosure (continued)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013.

($ in 000’s)
Nine Months Ended September 30, 2014
Beginning balance @ 1/1/2014	$8,312
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	206
Net investment income from Partnership operations	237
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	(405)

Ending balance @ 9/30/2014	$8,350

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$206

($ in 000’s)
Nine Months Ended September 30, 2013
Beginning balance @ 1/1/2013	$7,966
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	99
Net investment income from Partnership operations	314
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	(200)

Ending balance @ 9/30/2013	$8,179

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$83

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2014

(Unaudited)

Note 9: Fair Value Disclosure (continued)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2014 and 2013.

($ in 000’s)
Three Months Ended September 30, 2014
Beginning balance @ 7/1/2014	$8,325
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	152
Net investment income from Partnership operations	80
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	(207)

Ending balance @ 9/30/2014	$8,350

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$152

($ in 000’s)
Three Months Ended September 30, 2013
Beginning balance @ 7/1/2013	$8,021
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	37
Net investment income from Partnership operations	121
Acquisitions, additions, and contributions	—
Equity income/(losses)	—
Dispositions/settlements	—
Distributions	—

Ending balance @ 9/30/2013	$8,179

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$37

Note 10: Subsequent Event

On October 29, 2014, the Partnership sold the Portland Crown Plaza investment. For further information, see note 8 of the Partnership financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 9/30/2014 — $232,288,857; 12/31/2013 — $220,224,084)	$227,409,298	$210,100,000
CASH AND CASH EQUIVALENTS	30,488,250	43,962,922
OTHER ASSETS, NET	3,363,820	4,315,268

Total assets	$261,261,368	$258,378,190

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT (net of unamortized discount: 12/31/14 $0; 12/31/13 $0)	$60,267,931	$59,223,759
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	4,528,818	3,008,619
DUE TO AFFILIATES	652,544	649,925
OTHER LIABILITIES	490,773	824,064

Total liabilities	$65,940,066	$63,706,367

COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	185,254,469	185,407,870
NONCONTROLLING INTEREST	10,066,833	9,263,953

	195,321,302	194,671,823

Total liabilities and partners’ equity	$261,261,368	$258,378,190

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,650,878	4,907,883

SHARE VALUE AT END OF PERIOD	$39.83	$37.78

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME:
Revenue from real estate and improvements	$19,421,573	$21,639,716	$6,768,855	$7,587,166
Interest income	14,853	8,778	5,375	2,338

Total investment income	19,436,426	21,648,494	6,774,230	7,589,504

INVESTMENT EXPENSES:
Operating	4,146,797	4,774,858	1,420,992	1,535,245
Investment management fee	1,914,432	1,879,107	652,543	647,298
Real estate taxes	2,046,914	1,988,845	674,392	679,532
Administrative	3,337,210	3,441,997	1,312,623	1,159,480
Interest expense	2,217,763	2,183,281	762,827	742,538

Total investment expenses	13,663,116	14,268,088	4,823,377	4,764,093

NET INVESTMENT INCOME	5,773,310	7,380,406	1,950,853	2,825,411

RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	—	22,806,448	—	—
Less: Cost of real estate investments sold	—	17,139,582	—	—

Gain (loss) realized from real estate investments sold	—	5,666,866	—	—

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	—	5,293,512	—	—

Net gain (loss) recognized on real estate investments sold	—	373,354	—	—

Change in unrealized gain (loss) on real estate investments held	5,244,525	2,515,245	3,760,275	1,489,236

NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	5,244,525	2,888,599	3,760,275	1,489,236

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,017,835	$10,269,005	$5,711,128	$4,314,647

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	502,241	356,845	181,535	130,285
Net unrealized gain (loss) attributable to noncontrolling interest	668,995	652,227	381,272	643,875

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$1,171,236	$1,009,072	$562,807	$774,160

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	5,271,069	7,023,561	1,769,318	2,695,126
Net recognized gain (loss) attributable to general partners’ controlling interest	—	373,354	—	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	4,575,530	1,863,018	3,379,003	845,361

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$9,846,599	$9,259,933	$5,148,321	$3,540,487

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Nine Months Ended September 30,
	2014			2013
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$5,271,069	$502,241	$5,773,310	$7,023,561	$356,845	$7,380,406
Net recognized and unrealized gain (loss) from real estate investments	4,575,530	668,995	5,244,525	2,236,372	652,227	2,888,599

Increase (decrease) in net assets resulting from operations	9,846,599	1,171,236	11,017,835	9,259,933	1,009,072	10,269,005

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to General Partners	(10,000,000)	—	(10,000,000)	(5,000,000)	—	(5,000,000)
Contributions from noncontrolling interest	—	—	—	—	1,113,456	1,113,456
Distributions to noncontrolling interest	—	(368,356)	(368,356)	—	(77,636)	(77,636)

Increase (decrease) in net assets resulting from capital transactions	(10,000,000)	(368,356)	(10,368,356)	(5,000,000)	1,035,820	(3,964,180)

INCREASE (DECREASE) IN NET ASSETS	(153,401)	802,880	649,479	4,259,933	2,044,892	6,304,825
NET ASSETS - Beginning of period	185,407,870	9,263,953	194,671,823	178,756,670	6,259,305	185,015,975

NET ASSETS - End of period	$185,254,469	$10,066,833	$195,321,302	$183,016,603	$8,304,197	$191,320,800

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets resulting from operations	$11,017,835	$10,269,005
Adjustments to reconcile increase (decrease) in net assets to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(5,244,525)	(2,888,599)
Amortization of discount on investment level debt	—	2,273
Amortization of deferred financing costs	37,220	31,628
Bad debt expense	52,056	7,221
(Increase) decrease in:
Other assets	862,172	(1,278,679)
Increase (decrease) in:
Accounts payable and accrued expenses	181,952	604,345
Due to affiliates	2,619	(33,810)
Other liabilities	(333,291)	166,893

Net cash flows provided by (used in) operating activities	6,576,038	6,880,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	22,806,448
Acquisition of real estate and improvements	(8,295,624)	(20,868,465)
Additions to real estate and improvements	(2,430,902)	(2,397,484)

Net cash flows provided by (used in) investing activities	(10,726,526)	(459,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(10,000,000)	(5,000,000)
Proceeds from investment level debt	1,800,000	12,400,000
Principal payments on investment level debt	(755,828)	(9,708,861)
Contributions from noncontrolling interest	—	1,113,456
Distributions to noncontrolling interest	(368,356)	(77,636)

Net cash flows provided by (used in) financing activities	(9,324,184)	(1,273,041)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,474,672)	5,147,735
CASH AND CASH EQUIVALENTS - Beginning of period	43,962,922	18,829,641

CASH AND CASH EQUIVALENTS - End of period	$30,488,250	$23,977,376

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2014 Total Rentable Square Feet Unless Otherwise	September 30, 2014 (Unaudited)		December 31, 2013
Property Name	September 30, 2014 Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville Road	WO	Lisle, IL	92,209	$27,968,168	$6,200,000	$27,311,648	$6,400,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,879,262	11,200,000	13,848,773	10,300,000
		Offices % as of 9/30/14	9%	41,847,430	17,400,000	41,160,421	16,700,000

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,892,466	26,100,000	22,666,478	24,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,999,216	27,200,000	22,984,775	27,300,000
Vantage Park	CJV	Seattle, WA	91 Units	21,593,986	25,600,000	21,156,575	24,200,000
The Reserve	WO	Charlotte, NC	140 Units	14,620,310	14,500,000	14,409,301	13,700,000
		Apartments % as of 9/30/14	50%	82,105,978	93,400,000	81,217,129	90,000,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,669,261	19,900,000	18,562,779	18,900,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,474,269	32,600,000	25,430,335	31,900,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,849	15,220,419	18,400,000	15,156,172	17,700,000
Publix at Eagle Landing	WO	Various	57,840	8,373,124	8,400,000	—	—
Harnett Crossing	WO	Dunn, NC	189,143	8,595,490	4,959,298	6,756,713	3,500,000
Village Walk	WO	Roswell, GA	88,504	20,693,925	19,500,000	20,664,003	18,900,000
		Retail % as of 9/30/14	56%	97,026,488	103,759,298	86,570,002	90,900,000

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,308,961	12,850,000	11,276,532	12,500,000
		Hotel % as of 9/30/14	7%	11,308,961	12,850,000	11,276,532	12,500,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 9/30/14			123%	$232,288,857	$227,409,298	$220,224,084	$210,100,000

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF REAL ESTATE INVESTMENTS

	September 30, 2014 (Unaudited)				December 31, 2013
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				16.5%		23.7%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$8,000,000	November, 2014	$8,000,000	$8,000,000	$18,600,000	$18,600,000
Federal Home Loan Bank, 0 coupon bond	2,000,000	November, 2014	2,000,000	2,000,000	6,800,000	6,800,000
Federal Home Loan Bank, 0 coupon bond	16,600,000	November, 2014	16,600,000	16,600,000	9,998,911	9,998,911
Federal Home Loan Bank, 0 coupon bond	1,000,000	November, 2014	1,000,000	1,000,000	1,999,711	1,999,711
Federal Home Loan Bank, 0 coupon bond			—	—	2,699,707	2,699,707

Total Cash Equivalents			27,600,000	27,600,000	40,098,329	40,098,329

Cash			2,888,250	2,888,250	3,864,593	3,864,593

Total Cash and Cash Equivalents			$30,488,250	$30,488,250	$43,962,922	$43,962,922

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2014

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2013. The Partnership has evaluated subsequent events through November 13, 2014, the date these financial statements were available to be issued.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the nine months ended September 30, 2014 and 2013 was $2,180,543, and $2,104,732 respectively.

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

September 30, 2014

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

During the nine months ended September 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at September 30, 2014 using
Assets:	Cost at 09/30/2014	Amounts measured at fair value 09/30/2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$232,289	$227,409	$—	$—	$227,409
Cash equivalents	27,600	27,600	27,600	—	—

Total	$259,889	$255,009	$27,600	$—	$227,409

		(in 000’s)
		Fair value measurements at December 31, 2013 using
Assets:	Cost at 12/31/2013	Amounts measured at fair value 12/31/2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$220,224	$210,100	$—	$—	$210,100
Cash equivalents	40,098	40,098	40,098	—	—

Total	$260,322	$250,198	$40,098	$—	$210,100

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2014 and September 30, 2013.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ended September 30, 2014

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/14	$210,100
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	5,244
Acquisitions, issuances and contributions	12,065
Disposition, settlements and distributions	—

Ending balance @ 9/30/14	$227,409

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$5,244

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

September 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ended September 30, 2014

(Level 3)

Real estate and improvements
Beginning balance @ 7/1/14	$221,861
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	3,760
Acquisitions, issuances and contributions	1,788
Disposition, settlements and distributions	—

Ending balance @ 9/30/14	$227,409

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$3,760

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ended September 30, 2013

(Level 3)

Real estate and improvements
Beginning balance @ 7/1/13	$224,800
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,489
Acquisitions, issuances and contributions	733
Disposition, settlements and distributions	—

Ending balance @ 9/30/13	$227,022

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,489

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of September 30, 2014
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$93,400	4	Discounted cash flow	Exit capitalization rate	5.00% - 6.25%(5.49%)
				Discount rate	6.75% - 7.75%(7.12%)
Hotel	12,850	1	Market value*
Office	17,400	2	Discounted cash flow	Exit capitalization rate	7.75% - 9.00%(8.20%)
				Discount rate	8.75% - 9.25%(8.93%)
Retail	103,759	6	Discounted cash flow	Exit capitalization rate	6.50% -10.00%(7.41%)
				Discount rate	7.00% - 10.50%(7.97%)

	$227,409

*	Under the market value approach, the fair value is determined using sales price based on existing purchase and sales agreement or letter of intent or comparable sales transactions. See Note 3 for further details on valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

As of September 30, 2014 and December 31, 2013, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $61.2 million and $59.4 million, respectively, and a carrying value (amortized cost) of $60.3 million and $59.2 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of September 30, 2014 and December 31, 2013.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2014 the Partnership had no outstanding matured loans.

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine month periods ended September 30, 2014 and September 30, 2013, management fees incurred by the Partnership were $1,914,432 and $1,879,107, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2014

(Unaudited)

Note 7: Financial Highlights

	For The Nine Months Ended September 30,
	2014	2013	2012	2011	2010
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$37.78	$34.49	$32.27	$28.38	$25.88
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	1.49	1.75	1.53	1.38	1.24

Investment Management fee attributable to general partners’ controlling interest	(0.40)	(0.38)	(0.33)	(0.31)	(0.26)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.96	0.45	0.31	1.88	0.85

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	2.05	1.82	1.51	2.95	1.83

Net Asset Value attributable to general partners’ controlling interest, end of period	$39.83	$36.31	$33.78	$31.33	$27.71

Total Return attributable to general partners’ controlling interest, before Management Fee:	6.52%	6.42%	5.73%	11.51%	8.11%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	5.43%	5.32%	4.65%	10.39%	7.09%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$185	$183	$175	$172	$171

Ratios to average net assets for the period ended (b):
Management fees	1.04%	1.06%	1.04%	1.06%	1.04%
Other portfolio level expense	0.16%	0.17%	0.20%	0.20%	0.18%

Total Portfolio Level Expenses	1.20%	1.23%	1.24%	1.26%	1.22%

Net Investment Income, before Management Fee	3.90%	5.03%	4.75%	4.68%	4.73%
Net Investment Income, after Management Fee	2.86%	3.99%	3.65%	3.59%	3.71%

(a)	Total Return, before/after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Note 8: Subsequent Event

On October 29, 2014, the Partnership sold the Portland Crown Plaza investment for a gross sale price of $13,328,800. The Partnership will receive estimated net proceeds of $13,044,778, net of closing costs.

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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of September 30, 2014, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $30.5 million, a decrease of approximately $13.5 million from $44.0 million as of December 31, 2013. The decrease was primarily due to the following activities (a) $10.0 million distribution to the general partners’ controlling interest; (b) $8.3 million for an acquisition of a grocery-anchored retail center located in North Fort Myers, Florida; (c) $2.4 million paid for capital improvements; and (d) $0.8 million of principal payments made on financed properties. The $2.4 million payment for capital improvements included the following items: (a) $0.8 million for space renovations at the office property in Lisle, Illinois; (b) $0.6 million for capital improvements and transaction costs associated with leasing expenses at various properties; (c) $0.4 million for unit upgrades at one of the apartment properties in Seattle, Washington; (d) $0.3 million for space renovations at the retail property in Dunn, North Carolina; and (e) $0.2 million for unit upgrades at the apartment property in Charlotte, North Carolina. Partially offsetting this decrease was an increase due to net cash flow generated from property operations of $6.6 million and $1.8 million of additional proceeds received on the loan secured by one of the properties in Seattle, Washington.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2014, approximately 11.7% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three month periods ended September 30, 2014 and September 30, 2013.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2014 was approximately $5.3 million, a decrease of approximately $1.7 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $2.1 million in the office sector investments’ and a decrease of $0.2 million in the hotel property’s net investment income from the prior year period. Partially offsetting these decreases was an increase of approximately $0.4 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the retail sector and an increase of approximately $0.2 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended September 30, 2014 was approximately $1.8 million, a decrease of approximately $0.9 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $0.8 million in the office sector investments’ and a decrease of $0.2 million in the hotel property’s net investment income from the prior year period. Partially offsetting these decreases was an increase of approximately $0.1 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the retail sector.

Valuation overview

The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $4.6 million for the nine month period ended September 30, 2014. This is compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.9 million for the prior year period. The unrealized gains attributable to the general partners’ controlling interest for the nine month period ended September 30, 2014 were primarily due to valuation increases in the retail, apartment, and hotel sector investments.

The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.4 million for the three month period ended September 30, 2014. This is compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.8 million for the prior year period. The unrealized gains attributable to the general partners’ controlling interest for the three month period ended September 30, 2014 were primarily due to valuation increases in the retail, apartment, and office, sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net Investment Income:

Office properties	$926,376	$3,067,675	$160,048	$955,408
Apartment properties	2,495,108	2,307,280	803,570	858,080
Retail properties	3,331,477	2,912,301	1,158,615	1,054,723
Hotel property	714,321	913,519	405,098	584,062
Other (including interest income, investment mgt fee, etc.)	(2,196,213)	(2,177,215)	(758,013)	(757,147)

Total Net Investment Income	$5,271,069	$7,023,560	$1,769,318	$2,695,126

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	$—	$373,354	$—	$—
Retail Properties	—	—	—	—

Net Recognized Gain (Loss) on Real Estate Investments	$—	$373,354	$—	$—

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$12,989	$(1,069,937)	$882,303	$(857,034)
Apartment properties	2,119,286	3,153,308	1,230,693	1,780,671
Retail properties	2,144,608	1,189,148	1,268,032	174,997
Hotel property	298,647	(1,409,501)	(2,025)	(253,273)

Net Unrealized Gain (Loss) on Real Estate Investments	$4,575,530	$1,863,018	$3,379,003	$845,361

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$4,575,530	$2,236,372	$3,379,003	$845,361

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lisle, IL	$354,435	$599,437	$(856,522)	$(879,315)	38%	61%
Brentwood, TN #1	15,096	994,007	—	(203,812)	N/A	100%
Beaverton, OR	539,823	470,587	869,511	213,190	100%	91%
Brentwood, TN #2	17,022	1,003,645	—	(200,000)	N/A	100%

	$926,376	$3,067,676	$12,989	$(1,069,937)

Three Months Ended September 30,
Property
Lisle, IL	$(19,356)	$93,535	$215,703	$(51,730)
Brentwood, TN #1	—	335,780	—	(403,812)
Beaverton, OR	179,404	160,984	666,600	(1,492)
Brentwood, TN #2	—	365,109	—	(400,000)

	$160,048	$955,408	$882,303	$(857,034)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.9 million and $0.2 million for the nine and three month periods ended September 30, 2014, respectively, which represents a decrease of approximately $2.2 million and $0.8 million from the prior year periods, respectively, primarily due to the sale of the properties in Brentwood, Tennessee in December 2013. These properties’ results of operations from for the nine month period ended September 30, 2014 represents post-close expenses.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of less than $0.1 million for the nine month period ended September 30, 2014, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the nine month period ended September 30, 2014 was primarily due to gain at the property in Beaverton, Oregon due to higher occupancy. Partially offsetting the net unrealized gain was an unrealized loss due to lower occupancy at the property in Lisle, Illinois. The office properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.9 million for the three month period ended September 30, 2014, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.9 million from the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the three month period ended September 30, 2014 was primarily due to a decrease in anticipated capital expenditures at the property in Lisle, Illinois and a valuation gain at the property in Beaverton, Oregon due to a renewal and expansion of the anchor tenant.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Recognized/ Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Raleigh, NC (1)	$(64,926)	$(4,361)	$—	$373,354	N/A	N/A
Austin, TX	1,086,982	1,095,167	(114,441)	377,382	96%	96%
Charlotte, NC	639,493	601,598	588,991	498,347	97%	98%
Seattle, WA #1	396,246	289,788	912,734	671,208	81%	79%
Seattle, WA #2	437,313	325,088	732,002	1,606,371	99%	97%

	$2,495,108	$2,307,280	$2,119,286	$3,526,662

Three Months Ended September 30,
Property
Raleigh, NC (1)	$—	$1,565	$—	$—
Austin, TX	354,791	372,353	(195,890)	285,564
Charlotte, NC	218,181	224,299	159,547	256,374
Seattle, WA #1	100,427	118,271	763,362	451,496
Seattle, WA #2	130,171	141,592	503,674	787,237

	$803,570	$858,080	$1,230,693	$1,780,671

(1)	The Raleigh, North Carolina property was sold on February 25, 2013, which was reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $2.5 million for the nine month period ended September 30, 2014, which represents an increase of approximately $0.2 million from the prior year period. This increase was primarily due to increased rents from unit renovations at the properties in Seattle, Washington and Charlotte, North Carolina. Net investment income attributable to general partners’ controlling interesting for the Partnership’s apartment properties was approximately $0.8 million for the three month period ended September 30, 2014, which is relatively unchanged from the prior year period.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.1 million and $1.2 million for the nine and three month periods ended September 30, 2014, respectively, compared with net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $3.5 million and $1.8 million from the prior year periods, respectively. These gains were due to favorable market leasing assumptions at the properties in Charlotte, North Carolina and Seattle, Washington. Partially offsetting the net unrealized gain was a net unrealized loss at the property in Austin, Texas due to an increase in real estate taxes.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Hampton, VA	$976,082	$858,368	$893,518	$567,420	96%	96%
Ocean City, MD	646,574	599,225	397,861	140,549	96%	96%
Westminster, MD	992,172	969,561	635,753	1,432,113	100%	100%
Dunn, NC	49,986	217,787	(379,478)	(16,287)	48%	35%
Roswell, GA	381,154	267,360	570,078	(934,647)	96%	92%
North Fort Myers, FL	285,509	—	26,876	—	88%	N/A

	$3,331,477	$2,912,301	$2,144,608	$1,189,148

Three Months Ended September 30,
Property
Hampton, VA	$377,642	$298,890	$284,356	$586,765
Ocean City, MD	215,622	204,259	52,648	147,859
Westminster, MD	345,998	340,630	700,000	249,759
Dunn, NC	(18,515)	92,554	39,592	(9,386)
Roswell, GA	114,445	118,390	191,436	(800,000)
North Fort Myers, FL	123,423	—	—	—

	$1,158,615	$1,054,723	$1,268,032	$174,997

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $3.3 million and $1.2 million for the nine and three month periods ended September 30, 2014, respectively, which represents an increase of approximately $0.4 million and $0.1 million from the prior year periods, respectively. The increase in net investment income attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2014 was largely due to the additional income provided by the property in North Fort Myers, Florida that was acquired in March 2014. In addition, an increase in net investment income was also attributable to increased rents at the property in Hampton, Virginia, and decreased operating expenses at the property in Roswell, Georgia.

Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.1 million for the nine month period ended September 30, 2014, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.2 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the nine month period ended September 30, 2014 was primarily due to unrealized gains at the properties in Hampton, Virginia, Westminster, Maryland, Roswell, Georgia, and Ocean City, Maryland due to lower investment rates. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Partially offsetting the net unrealized gain was an unrealized loss at the property in Dunn, North Carolina due to an increase in anticipated capital expenditures. The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.3 million for the three month period ended September 30, 2014, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the three month period ended September 30, 2014 was primarily due to lower investment rates at the properties in Hampton, Virginia and Westminster, MD and increased contract rents at the property in Roswell, Georgia.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lake Oswego, OR	$714,321	$913,519	$298,647	$(1,409,501)	83%	91%

Three Months Ended September 30,
Property
Lake Oswego, OR	$405,098	$548,062	$(2,025)	$(253,273)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was $0.7 million and $0.4 million for the nine and three month periods ended September 30, 2014, respectively, which represents a decrease of approximately $0.2 million from the prior year periods, respectively. The decrease at the property in Lake Oswego, Oregon was a result of slightly lower occupancy and increased expenses related to the pending sale.

Unrealized gain/(loss)

The Partnership’s hotel property recorded an unrealized gain attributable to the general partners’ controlling interest of approximately $0.3 million for the nine month period ended September 30, 2014, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $1.4 million for the prior year period. The gain was primarily due to the contractually agreed upon sale price of the asset. The property was sold on October 29, 2014.

Other

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the general partners’ controlling interest was approximately $2.2 million and $0.8 million for the nine and three month periods ended September 30, 2014, which remained relatively unchanged from the prior year periods.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 48.99% of its investment portfolio as of September 30, 2014, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at September 30, 2014:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$30.5	0.04%

The table below discloses the Partnership’s investment level debt as of September 30, 2014. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%
Fixed Rate	$261	$1,084	$1,153	$1,327	$2,408	$41,534	$47,767	$48,700
Variable Rate		12,500					12,500	12,500
Premium (Discount) on Investment Level Debt	—					—	—	—

Total Investment Level Debt	$261	$13,584	$1,153	$1,327	$2,408	$41,534	$60,267	$61,200

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

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“the Exchange Act”), as of September 30, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2014

By:	/s/ Yanela C. Frias
Yanela C. Frias
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Accounting and Financial Officer)