Form 10-Q
period 2015-06-30
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACC
filed 2015-08-13
CIK 829114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 033-20018
____________________________________________________
PRUCO LIFE INSURANCE COMPANY OF
NEW JERSEY
in respect of
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Exact name of registrant as specified in its charter)
____________________________________________________

New Jersey	22-2426091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
213 Washington Street
Newark, New Jersey 07102
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)
____________________________________________________
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

Part I. Financial Information
ITEM 1. Financial Statements (Unaudited)
UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$8,516,033	$8,485,201
Net Assets	$8,516,033	$8,485,201
NET ASSETS, representing:
Equity of contract owners	$6,921,602	$6,879,693
Equity of Pruco Life Insurance Company of New Jersey	1,594,431	1,605,508
	$8,516,033	$8,485,201
Units outstanding	2,414,579	2,467,132
Portfolio shares held	204,595	209,632
Portfolio net asset value per share	$41.62	$40.48
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2015 and 2014

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$129,410	$157,229	$68,935	$75,747
EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	19,644	18,992	9,928	9,540
NET INVESTMENT INCOME	109,766	138,237	59,007	66,207
NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	103,422	53,912	2,790	76,262
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	5,677	—	5,677	—
NET GAIN (LOSS) ON INVESTMENTS	109,099	53,912	8,467	76,262
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$218,865	$192,149	$67,474	$142,469
STATEMENTS OF CHANGES IN NET ASSETS
For the three and six months ended June 30, 2015 and 2014

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
OPERATIONS
Net investment income	$109,766	$138,237	$59,007	$66,207
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	103,422	53,912	2,790	76,262
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	5,677	—	5,677	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	218,865	192,149	67,474	142,469
CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(131,371)	(146,864)	(70,575)	(108,828)
Net contributions (withdrawals) by Pruco Life Insurance Company of New Jersey	(56,662)	(31,726)	80,503	118,368
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(188,033)	(178,590)	9,928	9,540
TOTAL INCREASE (DECREASE) IN NET ASSETS	30,832	13,559	77,402	152,009
NET ASSETS
Beginning of period	8,485,201	8,311,766	8,438,631	8,173,316
End of period	$8,516,033	$8,325,325	$8,516,033	$8,325,325
The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2015

Note 1: General
Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on October 30, 1987 by resolution of the Board of Directors of Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey” or the “Company”), as a separate investment account pursuant to New Jersey law and is registered under the Securities Act of 1933, as amended. Pruco Life of New Jersey is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”). Pruco Life is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), which is a wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). The assets of the Real Property Account are segregated from Pruco Life of New Jersey’s other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life of New Jersey. These products are Variable Appreciable Life (“VAL”), Variable Life Insurance (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).
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
Note 2: Summary of Significant Accounting Policies
A. Basis of Accounting
The Unaudited Interim Financial Statements as of June 30, 2015 and the statement of net assets as of December 31, 2014, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.
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
B. Investment in Partnership Interest
The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At June 30, 2015 and December 31, 2014, the Real Property Account’s share of the general partners' controlling interest of the Partnership was 4.5% or 204,595 shares and 4.5% or 209,632 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the unaudited consolidated financial statements of the Partnership.
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
June 30, 2015

Note 2: Summary of Significant Accounting Policies (continued)

D. Equity of Pruco Life Insurance Company of New Jersey
Pruco Life of New Jersey maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.
There were no cash transactions at the Real Property Account level for the six months ended June 30, 2015 and the year ended December 31, 2014 as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented for the six months ended June 30, 2015 and 2014.
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

Note 4: Taxes
Pruco Life of New Jersey is taxed as a “life insurance company”, as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential Financial’s consolidated federal tax return. Under current federal, state and local law, no federal, state or local income taxes are payable by the Real Property Account. As such, no provision for a tax liability has been recorded in these financial statements. Prudential management will review periodically the status of the policy in the event of changes in the tax law.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2015

Note 5: Net Contributions (Withdrawals) by Contract Owners
Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three and six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
VAL	$(97,442)	$(73,026)
VLI	(11,260)	(73,566)
SPVA	—	—
SPVL	(22,669)	(272)
TOTAL	$(131,371)	$(146,864)

	Three Months Ended June 30,
	2015	2014
VAL	$(41,354)	$(60,359)
VLI	(6,695)	(48,332)
SPVA	—	—
SPVL	(22,526)	(137)
TOTAL	$(70,575)	$(108,828)

Note 6: Partnership Distributions
For the six months ended June 30, 2015, the Partnership distributed a total of $5.0 million, which occurred on March 30, 2015. The Real Property Account’s share of this distribution was $0.2 million. For the six months ended June 30, 2014, the Partnership distributed a total of $5.0 million, which occurred on March 26, 2014. The Real Property Account’s share of this distribution was $0.2 million.

For the six months ended June 30, 2015 and 2014, there were no purchases of the Partnership by the Real Property Account.
Note 7: Unit Information
All products referred to in Note 1 for outstanding units and unit values at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
Units Outstanding:	2,414,579			2,467,132
Unit Value:	$2.91478	to	$3.76680	$2.85193	to	$3.66932
Note 8: Financial Highlights
The range of total return for the three and six months ended June 30, 2015 and 2014 were as follows:

	Six months ended June 30,
	2015			2014
Total Return	2.20%	to	2.66%	1.96%	to	2.41%

	Three Months Ended June 30,
	2015			2014
Total Return	0.60%	to	0.83%	1.54%	to	1.77%

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2015

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
Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the entity's assumptions about how market participants would price the asset or liability. The Real Property Account’s Level 3 assets consist of the investment in the Partnership, which is based on the Real Property Account’s proportionate interest of the Partnership’s fair value, which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s unaudited consolidated financial statements. All of the Real Property Account’s assets were classified as Level 3.
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. The estimate of fair value of real estate is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market.
During the six months ended June 30, 2015 and 2014, there were no transfers between Level 1, Level 2, and Level 3.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2015

Note 10: Fair Value Measurements (continued)
In general, the input values in the appraisal process are unobservable, therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.
Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.

Table 1:	($ in 000’s)
	Fair value measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$8,516	$—	$—	$8,516

	($ in 000’s)
	Fair value measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$8,485	$—	$—	$8,485

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2015

Note 10: Fair Value Measurements (continued)
Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014.

Table 2:

($ in 000’s)
2015
Beginning balance, January 1, 2015	$8,485
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	110
Net investment income from Partnership operations	129
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(208)
Ending balance, June 30, 2015	$8,516
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$103

($ in 000’s)
2014
Beginning balance, January 1, 2014	$8,312
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	54
Net investment income from Partnership operations	157
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(198)
Ending balance, June 30, 2014	$8,325
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$54

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE OF NEW JERSEY VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2015

Note 10: Fair Value Measurements (continued)
Table 3 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014.
Table 3:

($ in 000’s)
2015
Beginning balance, April 1, 2015	$8,439
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	8
Net investment income from Partnership operations	69
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	—
Ending balance, June 30, 2015	$8,516
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$3

($ in 000’s)
2014
Beginning balance, April 1, 2014	$8,173
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	76
Net investment income from Partnership operations	76
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	—
Ending balance, June 30, 2014	$8,325
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$76

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015(Unaudited)	December 31, 2014
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 06/30/2015 -- $248,200,497; 12/31/2014 -- $240,778,075)	$247,580,522	$235,689,701
CASH AND CASH EQUIVALENTS	31,469,671	32,308,210
OTHER ASSETS, NET	3,204,005	2,947,752
Total assets	$282,254,198	$270,945,663
LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$79,647,123	$70,006,898
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,450,362	1,663,710
DUE TO AFFILIATES	714,896	666,963
OTHER LIABILITIES	628,274	934,145
Total liabilities	83,440,655	73,271,716
COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	188,539,371	188,251,636
NONCONTROLLING INTEREST	10,274,172	9,422,311
Total partners' equity	198,813,543	197,673,947
Total liabilities and partners’ equity	$282,254,198	$270,945,663
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,529,591	4,650,878
GENERAL PARTNERS' SHARE VALUE AT END OF PERIOD	$41.62	$40.48
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME:
Revenue from real estate and improvements	$10,915,095	$12,652,718	$5,602,066	$6,260,029
Interest income	7,099	9,478	2,298	4,214
Total investment income	10,922,194	12,662,196	5,604,364	6,264,243
INVESTMENT EXPENSES:
Operating	1,759,245	2,725,805	882,797	1,309,117
Investment management fee	1,378,984	1,261,889	701,488	629,344
Real estate taxes	1,315,210	1,372,522	641,144	728,631
Administrative	1,591,288	2,024,587	821,025	1,010,911
Interest expense	1,695,680	1,454,936	865,019	726,834
Total investment expenses	7,740,407	8,839,739	3,911,473	4,404,837
NET INVESTMENT INCOME (LOSS)	3,181,787	3,822,457	1,692,891	1,859,406
RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	12,668,032	—	12,668,032	—
Less: Cost of real estate investments sold	14,114,940	—	14,114,940	—
Gain (loss) realized from real estate investments sold	(1,446,908)	—	(1,446,908)	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(1,572,787)	—	(1,572,787)	—
Net gain (loss) recognized on real estate investments sold	125,879	—	125,879	—
Change in unrealized gain (loss) on real estate investments	2,895,611	1,484,250	364,119	1,851,507
NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	3,021,490	1,484,250	489,998	1,851,507
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,203,277	$5,306,707	$2,182,889	$3,710,913
Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	$312,386	$320,706	$164,392	$172,393
Net recognized and unrealized gain (loss) attributable to noncontrolling interest	603,156	287,723	304,869	158,728
Increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$915,542	$608,429	$469,261	$331,121
Amounts attributable to general partners’ controlling interest:
Net investment income (loss) attributable to general partners' controlling interest	$2,869,401	$3,501,751	$1,528,499	$1,687,013
Net recognized gain (loss) attributable to general partners' controlling interest	125,879	—	125,879	—
Net unrealized gain (loss) attributable to general partners' controlling interest	2,292,455	1,196,527	59,250	1,692,779
Increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	$5,287,735	$4,698,278	$1,713,628	$3,379,792
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended June 30,
	2015			2014
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$2,869,401	$312,386	$3,181,787	$3,501,751	$320,706	$3,822,457
Net recognized and unrealized gain (loss)	2,418,334	603,156	3,021,490	1,196,527	287,723	1,484,250
Increase (decrease) in net assets resulting from operations	5,287,735	915,542	6,203,277	4,698,278	608,429	5,306,707
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to general partners	(5,000,000)	—	(5,000,000)	(5,000,000)	—	(5,000,000)
Distributions to noncontrolling interest	—	(63,681)	(63,681)	—	(66,592)	(66,592)
Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	(63,681)	(5,063,681)	(5,000,000)	(66,592)	(5,066,592)
INCREASE (DECREASE) IN NET ASSETS	287,735	851,861	1,139,596	(301,722)	541,837	240,115
NET ASSETS - Beginning of period	188,251,636	9,422,311	197,673,947	185,407,870	9,263,953	194,671,823
NET ASSETS - End of period	$188,539,371	$10,274,172	$198,813,543	$185,106,148	$9,805,790	$194,911,938
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets resulting from operations	$6,203,277	$5,306,707
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(3,021,490)	(1,484,250)
Amortization of deferred financing costs	33,374	14,082
Bad debt expense	1,070	38,732
(Increase) decrease in:
Other assets	(290,698)	880,215
Increase (decrease) in:
Accounts payable and accrued expenses	503,880	90,930
Due to affiliates	47,933	(20,579)
Other liabilities	(305,871)	(343,922)
Net cash flows provided by (used in) operating activities	3,171,475	4,481,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	12,668,032	—
Acquisition of real estate and improvements	(20,490,522)	(8,295,624)
Additions to real estate and improvements	(764,067)	(2,099,355)
Net cash flows provided by (used in) investing activities	(8,586,557)	(10,394,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(534,776)	(501,677)
Proceeds from investment level debt	10,175,000	—
Distributions to general partners	(5,000,000)	(5,000,000)
Distributions to noncontrolling interest	(63,681)	(66,592)
Net cash flows provided by (used in) financing activities	4,576,543	(5,568,269)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(838,539)	(11,481,333)
CASH AND CASH EQUIVALENTS - Beginning of period	32,308,210	43,962,922
CASH AND CASH EQUIVALENTS - End of period	$31,469,671	$32,481,589
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2015 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	June 30, 2015 (Unaudited)		December 31, 2014
Property Name	June 30, 2015 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville Road	WO	Lisle, IL	92,209	$28,537,542	$6,000,000	$27,964,168	$6,200,000
Summit @ Cornell Oaks	WO	Beaverton, OR	—	—	—	14,072,787	12,500,000
		Offices % as of 6/30/15	3%	28,537,542	6,000,000	42,036,955	18,700,000
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,934,425	26,200,000	22,897,489	26,100,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,109,693	27,900,000	23,070,315	27,426,986
Vantage Park	CJV	Seattle, WA	91 Units	21,752,135	27,900,000	21,640,623	25,900,000
Station House Apartments of Maplewood	WO	Maplewood, NJ	50 Units	20,490,522	20,490,522	—	—
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,753,510	15,200,000	14,676,752	15,000,000
		Apartments % as of 6/30/15	62%	103,040,285	117,690,522	82,285,179	94,426,986
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,774,787	21,200,000	18,743,265	20,100,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,680,085	32,600,000	25,610,596	32,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,277,959	18,900,000	15,220,559	18,900,000
Village Walk	WO	Roswell, GA	88,504	20,749,324	19,500,000	20,749,324	19,300,000
Harnett Crossing	WO	Dunn, NC	189,143	8,472,227	3,490,000	8,469,209	3,980,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	19,400,000	19,282,716	19,282,715
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,385,572	8,800,000	8,380,272	8,400,000
		Retail % as of 6/30/15	66%	116,622,670	123,890,000	116,455,941	122,562,715

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of June 30, 2015			131%	$248,200,497	$247,580,522	$240,778,075	$235,689,701
WO - Wholly Owned Investment
CJV - Consolidated Joint Venture
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	June 30, 2015 (Unaudited)				December 31, 2014
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partners' Controlling Interest				16.7%		17.2%
Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$28,000,000	July, 2015	$28,000,000	$28,000,000	$14,700,000	$14,700,000
Federal Home Loan Bank, 0 coupon bond			—	—	5,000,000	5,000,000
Federal Home Loan Bank, 0 coupon bond			—	—	11,000,000	11,000,000
Total Cash Equivalents			28,000,000	28,000,000	30,700,000	30,700,000
Cash			3,469,671	3,469,671	1,608,210	1,608,210
Total Cash and Cash Equivalents			$31,469,671	$31,469,671	$32,308,210	$32,308,210
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.
Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been made. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2014. The Partnership has evaluated subsequent events through August 13, 2015, the date these consolidated financial statements were available to be issued. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (collectively the "General Partners").

B.
New Accounting Pronouncement - In February 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance in Accounting Standards Update 2015-02 Consolidations (Topic 810) that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Partnership is currently assessing the impact of the guidance on the Partnership’s consolidated financial statements.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity
Cash paid for interest during the six months ended June 30, 2015 and June 30, 2014 was $1,662,306 and $1,440,854, respectively.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. The real estate investments consist of real estate and improvements and are therefore classified as Level 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the entity for identical assets or liabilities. These generally provide the most reliable evidence and should be used to measure fair value whenever available.

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

During the six months ended June 30, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)
Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.
Table 1

		(in 000’s)
		Fair value measurements at June 30, 2015 using
Assets:	Cost at 06/30/2015	Amounts measured at fair value 06/30/2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Real estate and improvements	$248,200	$247,581	$—	$—	$247,581
Cash equivalents	28,000	28,000	28,000	—	—
Total	$276,200	$275,581	$28,000	$—	$247,581

		(in 000’s)
		Fair value measurements at December 31, 2014 using
Assets:	Cost at 12/31/2014	Amounts measured at fair value 12/31/2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Real estate and improvements	$240,778	$235,690	$—	$—	$235,690
Cash equivalents	30,700	30,700	30,700	—	—
Total	$271,478	$266,390	$30,700	$—	$235,690

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and June 30, 2014.
Table 2
(in 000’s)
Fair value measurements using significant unobservable inputs for the six months ended June 30, 2015
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2015	$235,690
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	3,021
Acquisitions, issuances and contributions	21,538
Dispositions, settlements and distributions	(12,668)
Ending balance, June 30, 2015	$247,581
Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,896
(in 000’s)
Fair value measurements using significant unobservable inputs for the six months ended June 30, 2014
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2014	$210,100
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	1,484
Acquisitions, issuances and contributions	10,277
Dispositions, settlements and distributions	—
Ending balance, June 30, 2014	$221,861
Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,484

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2
(in 000’s)
Fair value measurements using significant unobservable inputs for the three months ended June 30, 2015
(Level 3)

Real estate and improvements
Beginning balance, April 1, 2015	$238,430
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	490
Acquisitions, issuances and contributions	21,329
Dispositions, settlements and distributions	(12,668)
Ending balance, June 30, 2015	$247,581
Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$364
(in 000’s)
Fair value measurements using significant unobservable inputs for the three months ended June 30, 2014
(Level 3)

Real estate and improvements
Beginning balance, April 1, 2014	$218,546
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	1,852
Acquisitions, issuances and contributions	1,463
Dispositions, settlements and distributions	—
Ending balance, June 30, 2014	$221,861
Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,852

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)
Quantitative Information Regarding Level 3 Assets:
The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement.

	As of June 30, 2015
Category	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$117,691	5	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.48%)
				Discount rate	6.50% - 7.75% (6.98%)
			Market value**
Office	6,000	1	Discounted cash flow	Exit capitalization rate	8.00% (8.00%)
				Discount rate	9.00% (9.00%)
Retail	123,890	7	Discounted cash flow	Exit capitalization rate	6.25% - 10.00% (7.22%)
				Discount rate	6.50% - 11.00% (7.66%)
	$247,581

** The market value approach represents assets/liabilities in which estimated fair value represents subjective estimates by management based on the investment's specific facts and circumstances. For example development assets and recent acquisitions may heavily weight investment cost while pending sales may heavily weight negotiated sales prices in the related fair value estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

As of June 30, 2015 and December 31, 2014, the Partnership’s mortgages on wholly-owned properties and consolidated partnerships have an estimated fair value of approximately $79.9 million and $70.7 million, respectively, and a carrying value (amortized cost) of $79.6 million and $70.0 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, and therefore, would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk
The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate and improvements are fairly presented as of June 30, 2015 and December 31, 2014.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2015, the Partnership had no outstanding matured loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 6: Related Party Transactions
Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six month periods ended June 30, 2015 and 2014, management fees incurred by the Partnership were $1,378,984 and $1,261,889, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six month periods ended June 30, 2015 and 2014 were $26,814 and $0, respectively, and are classified as administrative expenses in the consolidated statements of operations. For the three month periods ended June 30, 2015 and 2014, management fees incurred by the Partnership were $701,488 and $629,344, respectively. The administrative services the Partnership reimburses PIM incurred for the three month periods ended June 30, 2015 and 2014 were $13,407 and $0, respectively.

Note 7: Share Values and Shares Outstanding

The share value and shares outstanding at June 30, 2015 and 2014 are as follows:

	6/30/2015	6/30/2014
Share Value	$41.62	$38.75
Shares Outstanding	4,529,591	4,776,348

The capital share transactions for the six months ended are as follows:

	6/30/2015	6/30/2014
Beginning of Period	4,650,878	4,907,883
Distributions	(121,287)	(131,535)
End of Period	4,529,591	4,776,348

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
June 30, 2015
(Unaudited)

Note 8: Financial Highlights

	For The Six Months Ended June 30,
	2015	2014	2013	2012	2011
Per Share (Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$40.48	$37.78	$34.49	$32.27	$28.38
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	0.93	0.98	1.09	0.96	0.92
Investment Management fee attributable to general partners’ controlling interest	(0.31)	(0.26)	(0.25)	(0.22)	(0.20)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.52	0.25	0.28	0.03	1.29
Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	1.14	0.97	1.12	0.77	2.01
Net Asset Value attributable to general partners’ controlling interest, end of period	$41.62	$38.75	$35.61	$33.04	$30.39
Total Return attributable to general partners’ controlling interest, before Management Fee (a):	3.58%	3.28%	3.99%	3.07%	7.78%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	2.84%	2.57%	3.27%	2.37%	7.06%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$189	$185	$179	$171	$172
Ratios to average net assets for the period ended (b):
Management fees	0.74%	0.69%	0.70%	0.69%	0.70%
Other portfolio level expense	0.16%	0.10%	0.11%	0.13%	0.13%
Total Portfolio Level Expenses	0.90%	0.79%	0.81%	0.82%	0.83%
Net Investment Income, before Management Fee	2.27%	2.60%	3.16%	2.97%	3.16%
Net Investment Income, after Management Fee	1.53%	1.91%	2.45%	2.27%	2.43%

(a)	Total Return, before/after management fee, is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income before/after management fee + Net Recognized and Unrealized Gains/(Losses)
Beginning Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the assets of Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Account") are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). Accordingly, the liquidity and capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “General Partners”.
The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of June 30, 2015, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $31.5 million, a decrease of approximately $0.8 million from $32.3 million as of December 31, 2014. The decrease was primarily due to the following activities: (a) $10.3 million of equity for an acquisition of an apartment complex located in Maplewood, New Jersey; (b) $5.0 million distribution to the General Partners’ controlling interest; (c) $0.6 million of principal payments made on financed properties; and (d) $0.8 million paid for capital improvements. The $0.8 million payment for capital improvements included the following items: (a) $0.3 million for leasing expenses at the office property in Lisle, Illinois; (b) $0.1 million for unit upgrades at one of the apartment properties in Seattle, Washington; (c) $0.1 million for space renovations at the retail property in Ocean City, Maryland; and (d) $0.3 million for capital improvements and transaction costs associated with leasing expenses at various properties. Partially offsetting this decrease were the following activities: (a) net cash flow generated from property operations of $3.2 million; and (b) $12.7 million of proceeds from the sale of the office in Beaverton, Oregon.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its General Partners. As of June 30, 2015, approximately 11.2% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the three and six month periods ended June 30, 2015 and June 30, 2014.

Net investment income overview

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the six month period ended June 30, 2015 was approximately $2.9 million, a decrease of approximately $0.6 million from the prior year period. The decrease in net investment income attributable to the General Partners’ controlling interest was primarily due to a decrease of $1.1 million in the office sector investments’ net investment income from the prior year period and a decrease of approximately $0.4 million in the hotel sector investments’ net investment income from the prior year period. Partially offsetting this decrease was an increase of approximately $0.6 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the retail sector and an increase of approximately $0.4 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the apartment sector.

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the three month period ended June 30, 2015 was approximately $1.5 million, a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the General Partners’ controlling interest was primarily due to a decrease of $0.3 million in the office sector investments’ net investment income from the prior year period, a decrease of $0.3 million in the hotel sector investments’ net investment income from the prior year period and a decrease of approximately $0.1 million net investment income from portfolio level expenses. Partially offsetting this decrease was an increase of approximately $0.3 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the apartment sector and an increase of approximately $0.2 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the retail sector.

Valuation overview

The Partnership recorded a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $2.4 million for the six month period ended June 30, 2015. This is compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.2 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the six month period ended June 30, 2015 were primarily due to valuation increases in the apartment and retail investments of $3.1 million. A net recognized gain of $0.1 million was attributable to the sale of one office investment located in Beaverton, Oregon. Partially offsetting the gains was an unrealized loss in the office sector investments.

The Partnership recorded a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $0.2 million for the three month period ended June 30, 2015. This is compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.7 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the three month period ended June 30, 2015 were primarily due to valuation increases in the apartment investments. In addition, a net recognized gain $0.1 million was attributable to the sale of one office investment located in Beaverton, Oregon. Partially offsetting the gains were unrealized losses in the retail and office sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the General Partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the General Partners’ controlling interest for the three and six month periods ended June 30, 2015 and 2014.

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net Investment Income (loss):
Office properties	$(300,404)	$766,328	$(196,779)	$133,037
Apartment properties	2,090,064	1,691,539	1,154,416	823,510
Retail properties	2,808,064	2,172,862	1,418,175	1,195,721
Hotel property	(54,857)	309,223	(29,273)	266,588
Other (including interest income, investment management fee, etc.)	(1,673,466)	(1,438,201)	(818,040)	(731,843)
Total Net Investment Income	$2,869,401	$3,501,751	$1,528,499	$1,687,013
Net Recognized Gain (Loss) on Real Estate Investments:
Office Properties	$125,879	$—	$125,879	$—
Net Recognized Gain (Loss) on Real Estate Investments	$125,879	$—	$125,879	$—
Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	$(773,375)	$(869,312)	$(668,483)	$(190,572)
Apartment properties	1,825,979	888,592	1,190,504	860,998
Retail properties	1,239,851	876,576	(462,771)	1,032,206
Hotel property	—	300,671	—	(9,853)
Net Unrealized Gain (Loss) on Real Estate Investments	$2,292,455	$1,196,527	$59,250	$1,692,779
Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$2,418,334	$1,196,527	$185,129	$1,692,779

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Recognized/Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lisle, IL	$(59,932)	$373,791	$(773,375)	$(1,072,224)	55%	38%
Brentwood, TN #1 (1)	—	15,096	—	—	N/A	N/A
Beaverton, OR (2)	(240,472)	360,419	125,879	202,912	N/A	100%
Brentwood, TN #2 (1)	—	17,022	—	—	N/A	N/A
	$(300,404)	$766,328	$(647,496)	$(869,312)

Three Months Ended June 30,
Property
Lisle, IL	$(12,685)	$(60,879)	$(568,483)	$(302,996)
Beaverton, OR	(184,094)	193,916	25,879	112,424
	$(196,779)	$133,037	$(542,604)	$(190,572)

(1) The Brentwood, Tennessee properties were sold on December 12, 2013. 2014 net investment income represents post closing expense write-offs.
(2) The Beaverton, Oregon property was sold on June 8, 2015.

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s office properties was a loss of approximately $0.3 million and $0.2 million for the six and three month periods ended June 30, 2015, respectively, which represents a decrease of approximately $1.1 million and $0.3 million from the prior year periods, respectively. The decreases in net income are primarily due to lease termination fees paid in 2014 at the property in Lisle, Illinois, and expenses from the sale of the property in Beaverton, Oregon in 2015.
Recognized and Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net recognized and unrealized loss attributable to the General Partners’ controlling interest of approximately $0.6 million and $0.5 million for the six and three month periods ended June 30, 2015, respectively, compared with a net unrealized loss attributable to the General Partners’ controlling interest of approximately $0.9 million and $0.2 million for the prior year period, respectively. The unrealized loss attributable to the General Partners’ controlling interest for the six month and three month period ended June 30, 2015 was primarily due to a value decrease and capital expenditures at the property in Lisle, Illinois. Partially offsetting these losses was a recognized gain on the sale of the property in Beaverton, Oregon.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Raleigh, NC	$—	$(64,926)	$—	$—	N/A	N/A
Austin, TX	730,420	732,192	433,636	81,449	94%	98%
Charlotte, NC	437,626	421,312	123,242	429,444	99%	99%
Seattle, WA #1	267,621	295,819	53,603	149,372	92%	82%
Seattle, WA #2	397,517	307,142	1,215,498	228,327	98%	81%
Maplewood, NJ	256,880	—	—	—	86%	N/A
	$2,090,064	$1,691,539	$1,825,979	$888,592

Three Months Ended June 30,
Property
Raleigh, NC	$—	$(64,926)	$—	$—
Austin, TX	372,357	358,625	573,296	89,951
Charlotte, NC	216,098	218,430	(41,654)	219,403
Seattle, WA #1	112,176	156,276	65,870	203,995
Seattle, WA #2	196,905	155,105	592,992	347,649
Maplewood, NJ	256,880	—	—	—
	$1,154,416	$823,510	$1,190,504	$860,998
Net investment income/(loss)
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s apartment properties was approximately $2.1 million and $1.2 million for the six and three month periods ended June 30, 2015, respectively, which represents an increase of approximately $0.4 million from each of the prior year periods. The increase was primarily due to the acquisition of the apartment complex in Maplewood, New Jersey and increased rents at a property in Seattle, Washington.
Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.8 million and $1.2 million for the six and three month periods ended June 30, 2015, respectively, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.9 million for each of the prior year periods. The unrealized gain attributable to the General Partners’ controlling interest for the six month and three month periods ended June 30, 2015 was primarily due to favorable market leasing assumptions at the properties in Austin, Texas and Seattle, Washington.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Hampton, VA	$702,465	$598,440	$1,068,478	$609,162	96%	96%
Ocean City, MD	458,658	430,952	9,807	345,213	96%	96%
Westminster, MD	641,827	646,175	(57,400)	(64,247)	100%	100%
Dunn, NC	174,789	68,500	(493,018)	(419,070)	27%	46%
Roswell, GA	222,987	266,709	200,000	378,642	94%	94%
North Fort Myers, FL	237,490	162,086	394,700	26,876	85%	88%
Norcross, GA	369,848	—	117,284	—	100%	N/A
	$2,808,064	$2,172,862	$1,239,851	$876,576

Three Months Ended June 30,
Property
Hampton, VA	$352,634	$330,811	$(708,338)	$596,850
Ocean City, MD	246,140	226,853	14,611	21,631
Westminster, MD	343,585	337,555	(518)	—
Dunn, NC	85,816	42,766	36,774	295,349
Roswell, GA	85,697	130,423	100,000	91,500
North Fort Myers, FL	114,152	127,313	94,700	26,876
Norcross, GA	190,151	—	—	—
	$1,418,175	$1,195,721	$(462,771)	$1,032,206
Net investment income
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $2.8 million for the six month period ended June 30, 2015, which represents an increase of approximately $0.6 million from the prior year period. The increase was largely due to the additional income provided by the property in Norcross, Georgia that was acquired in December, 2014 and the property in North Fort Myers, Florida that was acquired in March, 2014. Net investment income attributable to General Partners’ controlling interest for the Partnership’s retail properties was approximately $1.4 million for the three month period ended June 30, 2015, which represents an increase of approximately $0.2 million from the prior year period. The increase was primarily due to the additional income provided by the property in Norcross, Georgia that was acquired in December, 2014.
Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.2 million for the six month period ended June 30, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.9 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the six month period ended June 30, 2015 was primarily due to favorable market leasing assumptions at the property in Hampton, Virginia and decreased operating expenses at the property in North Fort Myers, Florida. Partially offsetting the net unrealized gain was an unrealized loss at the property in Dunn, North Carolina due to lower occupancy. The retail properties owned by the Partnership recorded a net unrealized loss attributable to the General Partners’ controlling interest of approximately $0.5 million for the three month period ended June 30, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.0 million from the prior year period. The net unrealized loss attributable to the General Partners’ controlling interest for the three month period ended June 30, 2015 was primarily due to higher investment rates from a national tenant store closing at the property in Hampton, Virginia. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Partially offsetting this loss was a net unrealized gain at the property in Roswell, Georgia from increased rents and a decrease in real estate tax expense at the property in North Fort Myers, Florida.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lake Oswego, OR (1)	$(54,857)	$309,223	$ -	$300,671	N/A	67%

Three Months Ended June 30,
Property
Lake Oswego, OR (1)	$(29,273)	$266,588	$ -	$(9,853)
(1) The Lake Oswego, Oregon property was sold on October 29, 2014. 2015 net investment loss represents post closing expenses.
Net investment income/(loss)
Net investment loss attributable to the General Partners’ controlling interest for the Partnership’s hotel property was less than $0.1 million for the six and three month periods ended June 30, 2015, respectively, which represents a decrease of approximately $0.4 million and $0.3 million from the prior year periods, respectively. The decrease was a result of the property in Lake Oswego, Oregon being sold on October 29, 2014.
Recognized and Unrealized gain/(loss)

The Partnership sold the hotel property on October 29, 2014 and did not record a net unrealized or recognized gain/loss attributable to the General Partners’ controlling interest for the six and three month periods ended June 30, 2015, respectively, compared with an unrealized gain attributable to the General Partners’ controlling interest of approximately $0.3 million and less than $0.1 million unrealized loss for the prior year periods, respectively.
Other

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the General Partners’ controlling interest was approximately $1.7 million and $0.8 million for the six and three month periods ended June 30, 2015, which remained relatively unchanged from the prior year periods.

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
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximate value for the type of real estate in the market.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The General Partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 57.10% of its investment portfolio as of June 30, 2015, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash and cash equivalents at June 30, 2015:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$31.5	0.05%

The table below discloses the Partnership’s investment level debt as of June 30, 2015. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ 000s), including current portion	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	4.98%	4.15%	4.09%	4.02%	3.97%	4.53%	4.29%
Future Annual Principal Payment	$13,049	$1,153	$1,327	$2,408	$1,680	$60,030	$79,647	$79,875

Credit Risk - The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

ITEM 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
in respect of
Pruco Life of New Jersey Variable Contract Real Property Account
(Registrant)
___________________________________________________________________________________

Date: August 13, 2015	By:	/s/ Yanela C. Frias
Yanela C. Frias Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)